Form 10-K
period 1995-04-29
AMERICAN BUSINESS COMPUTERS CORP
filed 1995-08-14
CIK 748103

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 29, 1995

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.

                        Commission file number: 0-14922

                    AMERICAN BUSINESS COMPUTERS CORPORATION
             (Exact name of registrant as specified in its charter)

        Florida                                         59-2001203
        _______________________________                 __________________
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

        451 Kennedy Road   Akron, Ohio                  44305
        _______________________________________         _________
        (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (216) 733-2841

Securities registered pursuant to Section 12(b) of the Act:      None
                                                                 ____
Securities registered pursuant to
Section 12(g) of the Act:                   Common Stock, Par Value $.01
                                            ____________________________
                                                  (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: [ X ] Yes    [   ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

        The aggregate market value of the voting stock held by non-affiliates as of July 17, 1995 was $34,115,000.

        The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is: Common Stock outstanding at July 17, 1995 was 16,037,701 shares.



Documents Incorporated by Reference

The Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated by reference in Part III.


                                      Total number of pages of this report:  26.
                                      Index to Exhibits located on page 25.

ITEM 1.  BUSINESS
-----------------
CORE COMPETENCE

        ABC ("the Company") is a technology firm. Our core competence is our ability to use existing technology and to create new technology to develop dispensing systems and mechanisms. Our interpretation of dispensing systems and the related technology is unrestricted. The Company is not limited to dispensing liquids; the Company will dispense virtually any substance. The Company is not limited to pneumatic or electronic technology, the Company will utilize any technology including mechanical, electro-mechanical, hydraulic, and sonic.

        Pure research is time consuming and expensive. The Company concentrates on developing solutions for specific known applications. The Company has a unique approach to creating new, innovative solutions by combining first principles of physics with state-of-the-art electronics. The Company designs its own computer controlled systems--both hardware and software.

        The Company has a talented, creative, experienced, and motivated staff. The Company is a technology firm, not a manufacturer. However, two operational advantages the Company has over technically oriented firms are: (1) the ability to produce the systems we design and (2) our ability to offer field technical support (training, installation, and emergency service). Design advantages include speed, ease of use, reduced maintenance and reduced environmental impact. The Company has developed products which have gained commerical acceptance in both the paint and beverage industries.

DISPENSING MARKET

        Dispensing pervades nearly every industry.

        Dispensing plays a key role in some of the world's largest industries: for example, transportation, medical/pharmaceutical, and food service, to name a few. In addition to a growing, global demand for dispensing systems for fuel, drugs, and beverages, there is a need for dispensing systems in the construction industry for concrete additives, the graphics industry for printing ink, and the paint industry for tints and bases. Everyday each of us uses water in our homes, without thinking of it as a dispensing system--but it is. The industrial use of water for cooling, heating, and cleaning also requires a dispensing system. Dispensing systems are an ubiquitous part of most individual's and business' daily routines. Dispensing occurs at the manufacturing, wholesale, retail levels, and residential. The current trend in corporate downsizing could create additional opportunities for outsourced research and development.

        Dispensing systems are designed to accurately and efficiently control and measure product movement; i.e., the Company does not narrowly define dispensing as only moving a product from point A to point B. Further, the Company sees opportunity to use our unique technology to incorporate production functions with the dispensing process (e.g., customize at the point-of-sale), thereby providing our customers additional cost savings and other market advantages.

        The Company also sees opportunities for dispensing systems to contribute to global environmental improvements. Some of our beverage systems employ computer controlled mixing techniques which reduce product waste in calibration procedures. Also, our tint dispensing systems have eliminated the need for daily product purges. Further, the Company believes dispensing technology could help reduce packaging and packaging waste.

MISSION STATEMENT & STRATEGY

        The Company is dedicated to the development and commercialization of dispensing technology for a wide range of industries.

        Our strategy is to develop dispensing systems and components in partnership with industry leaders who have significant market shares and effective marketing organizations. These new dispensing systems are to be marketed by our business partners. Our joint efforts will maximize our technological strengths and capitalize on the marketing strengths of our industry leading partners.

        Dispensing technology can be transferred among industries. This means that the Company does not have to start with a clean slate for the development of every new product. Every new system and component that is developed makes the next one less expensive and more readily obtainable.

        The Company markets both self contained, complete dispensing systems and individual dispensing components (valves, nozzles, controls, etc.). Components can be designed for a specific objective or developed as part of a complete system and then sold to meet other dispensing needs. The number of components will automatically grow with the growth in the number of complete systems being developed. In addition to the development and commercialization of the dispensing products, the Company offers a complete array of supporting services, including quality assurance, training, installation, and field support. These are more than ancillary services to the development process; they help us to better understand the marketplace, and are an integral part of the Company's long-term growth plan.

BUSINESS RISKS

        As a research and development company, the Company faces certain inherent risks: (1) new product ideas may not advance beyond the development stage; (2) new products could be technically successful but fail commercially;
(3) successful new products could develop unplanned warranty expenses or face recall; and, (4) new products could be replaced by more advanced competitive products. The Company has taken steps to monitor and mitigate these potential risks, including the utilization of advanced Quality and Project Management Systems.

PRODUCTS

Beverage
--------
        The Company is currently selling four beverage dispensing products:

        The Company's unique Juice Dispenser attracted a $7 million initial order on July 17, 1995. The customer name cannot be divulged at this time pursuant to their request for secrecy for competitive reasons. This new product substantially reduces waste, spoilage, and dispensing time. This new product also marks a substantial reduction in turnaround time between the start of development and the receipt of the initial major order. This microprocessor-driven system mixes and dispenses juice from concentrates, ensuring a controlled mixture and an accurate, standard portion. The technology could have broad commercialization prospects. Juices are typically only available in cans, cartons or bottles at most restaurants and other food outlets. This technology is adaptable for fountain juice dispensing to serve today's health conscious consumers.

        The Company is currently field testing its new Cold Coffee Dispenser in several Starbucks Coffee Company ("Starbucks") locations, in conjunction with The North American Coffee Partnership (a Starbucks and Pepsi-Cola Company ["Pepsi"] joint venture). The partnership's first product is a new fountain cold coffee beverage, called MAZAGRAN. The Company has developed a custom dispensing system for this refreshing, lightly carbonated beverage made with Starbucks coffee. The microprocessor-driven system mixes and dispenses more ingredients than conventional dispensers that only mix soda and a syrup.
The Company has applied for a patent on the coffee dispensing technology for the system; this dispenser also employs some of the Company's previously patented technology. The North American Coffee Partnership will determine the length of the test and future rollout of the system.

        The Company markets a line of Classic(TM) computerized soft drink dispensers. The Classic line evolved from the original Omnitron(TM) system. The advantages of the Classic line are competitive speed and ability to control the following: brix (ratio), stratification, foam, carbonation, and portion control. The Classic line is priced above the competitors' dispensing equipment. Marketing efforts are directed primarily towards theater chains. The Company demonstrates the advantages of the dispenser and the improved customer satisfaction by conducting "no charge" tests in operating retail locations. To date, approval of the Classic line has not been granted by Pepsi or Coca-Cola Company ("Coke"). The soft drink dispensing equipment market is highly competitive. There are several well-established competitors that have the approval and support of Pepsi and/or Coke. Sales of soft drink dispensers and components were approximately $375,000, or 11 percent of total Company sales in fiscal 1995.

        The Company also markets a line of liquor dispensing systems. The UltraBar(TM) system is able to quickly pour complex mixed drinks via a customized touch-sensitive drink selector. Advantages are electronic cash and inventory accountability, and reduction of the following: theft, breakage, spillage, overpours, and giveaways. Marketing efforts are limited and are directed primarily towards nightclubs and bowling centers. Sales of liquor dispensing systems were approximately $450,000, or 13 percent of total Company sales in fiscal 1995.

Paint
-----
        The Company is currently selling two paint dispensing products:

        The automated paint tint dispensing system, Tint-A-Color(TM), was the Company's first entrant into industrial dispensing. This product was developed exclusively for The Sherwin-Williams Company ("Sherwin-Williams") and is marketed exclusively by them. This exclusivity agreement applies to North America only through May 1996. The first order for Tint-A-Color Systems was received in February 1993; production commenced in April 1993. This system accurately dispenses tints to match precise color formulas stored in an interfaced computer. Features include higher reliability due to the utilization of pneumatic pumps (versus conventional gear-driven pumps) and increased yield through the elimination of tint purging. The Tint-A-Color is approximately the size of a standard office copier, and is geared for high volume retail and paint contractor outlets. Another order (the fourth), worth $1.9 million, was received from Sherwin-Williams in April 1995.

        The Company developed a second tint dispenser for Sherwin-Williams, called the "TAC-CB" This unit is smaller and less expensive than the Tint-A-Color. In February 1995, the Company received its first production order, worth $1 million, for the new smaller computerized paint tint dispensing system. Sherwin-Williams has exclusive rights to this new dispenser in North America through May 1997. Commercialization of the small scale system represents an important benchmark in the Company's paint dispensing business, because it addresses the needs of the largest segment of the worldwide retail paint market. The Company's growth strategy is sharply focused on developing and bringing to market computerized dispensing products which can gain substantial market share in the paint industry. This new system had been in development for about two years under a joint design program between the Company and Sherwin-Williams. Since the unit was designed expressly for paint retailers and "do-it-yourself" chains, the technological advantages of this user-friendly system should lead to higher customer satisfaction at the retail level. The new unit can be electronically interfaced with bar code scanners and color matching equipment and has size, cost and maintenance advantages.
The user-friendly, computer controlled system dispenses tints into pint, quart, gallon and five gallon cans and has the same "no purge" feature as the larger Tint-A-Color system.

        The Company has begun marketing its paint products to potential customers in Europe, Latin America, and the Far East and expects to introduce its paint product line into other international markets. Automatic tint dispensing systems have been available for many years. The Company's products must compete on price and performance levels with these existing conventional systems.

        Sales of paint dispensing systems were approximately $1,700,000, or 51 percent of total Company sales in fiscal 1995.

Emerging Products
-----------------
        The Company has several new products in development and plans to introduce them in 1996. The Company is developing these emerging products for specific industry leaders who have significant market shares and effective marketing organizations. The Company must limit the availability of information on these emerging products to protect the Company and the above-referenced marketing partners from their respective competition.

Services
--------
        The Company has more than 20 years of field service experience. In addition to servicing the Company's dispensing systems, the Field Service Division is qualified and prepared to install and service all types of pneumatic, electro-mechanical, and microprocessor controlled products. Through the Company's marketing efforts, it has been determined that many manufacturers lack the resources, technical skills, or the desire to install and service their own equipment. In many situations, these manufacturers have customers in remote locations with no economical way to service them. The Company is able to offer economical installation and service arrangements to these manufacturers by utilizing the Company's existing field service structure.
 As a result, these manufacturers achieve an economical solution to their installation and service problems, thereby potentially increasing their ability to sell and open up new markets, thus potentially increasing the demand for the Company's field service force.

        Additionally, a technological benefit is gained by offering field service support. The Company is learning and working with different technologies that it may otherwise not have been exposed to. This information will assist the Company's research and development teams in their product conceptualization and design functions.

        The Company is planning to expand its field service force to take advantage of these opportunities.

SALES BACKLOG

        As of April 29, 1995, sales order backlog (unshipped product orders) was $3.1 million. As of April 30, 1994, order backlog was $1.8 million. The $7 million Juice Dispenser order was received on July 17, 1995, boosting the backlog to $9.4 million at that date.

INTERNATIONAL SALES

        Virtually all international sales for fiscal 1995 were shipments of liquor dispensing systems to Canada. International sales for fiscal years 1995, 1994, and 1993 were 3, 2, and 15 percent of total sales, respectively.

HUMAN RESOURCES

        As of July 17, 1995, the Company had 49 full-time employees compared to 43 last year. The Company has cash and stock option incentive plan programs for substantially all full-time employees. The employees are not represented by a union. Temporary workers are utilized in the production process. A highly qualified labor pool exists in the immediate geographic area should the Company need to expand our workforce.

PATENTS AND TRADEMARKS

        The Company has consistently sought patent protection for our proprietary technology and products. To date, 26 patents are outstanding and an additional 11 are pending. Patent coverage of our dispensing technology is broad. Research and development expenditures for the fiscal years 1995, 1994, and 1993 were $606,000, $386,000, and $391,000, respectively.

        Trademarks have been issued for the following:

        FlavorGuard
        Classic 1000
        Classic 2000
        UltraBar
        Classic 100
        "Innovative Solutions Through Applied Science"
        ABC Dispensing Technologies

ENTITIES & FISCAL YEAR

        "ABC" is comprised of three legal entities: the parent (public entity)--American Business Computers Corporation (a Florida corporation) (NASDAQ:ABCC), the operating subsidiary--ABC Dispensing Technologies, Inc. (an Ohio corporation), and a second subsidiary that holds the patents--ABC Tech Corp. (an Ohio corporation).

        "Fiscal Year 1995" ended April 29, 1995. The Company has adopted a fiscal year ending on the Saturday closest to April 30. Each quarter consists of 13 weeks:

                                 FY95 (10-K)           FY96 (Current Year)
                                 ----------            ------------------
        1st Qtr                  July 30, 1994         July 29, 1995
        2nd Qtr                  October 29, 1994      October 28, 1995
        3rd Qtr                  January 28, 1995      January 27, 1996
        4th Qtr                  April 29, 1995        April 27, 1996

ITEM 2. PROPERTIES
------------------
        The Company owns a single floor building of approximately 18,400 square feet of office, laboratory and production space located in Akron, Ohio. The facility and adjacent land were purchased in June, 1994 by the Company from Joseph W. Shannon, former Chairman of the Company, for $490,000. Prior to the purchase, the facility and land were appraised for $535,000. The Company had previously leased the facility from Mr. Shannon. This acquisition was partially financed by a bank note; the balance on this note was $288,000 as of April 29, 1995.

        The Company leases additional laboratory and warehouse space from independent third parties on an as needed basis.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
A.  SECURITIES LITIGATION

        On March 2, 1995 the Company reported it had reached a settlement with the plaintiffs in a class action lawsuit, filed originally in 1991. The Federal Court approved the settlement on June 16, 1995. The plaintiffs are current and former shareholders who purchased shares during the period January 24, 1990 through August 1, 1991. The settlement provides for the payment to the plaintiff class of a minimum aggregate of $6,500,000 in cash and shares of the Company's common stock. The cash portion of the settlement will consist of $1,850,000, of which approximately $1,400,000 has been funded by certain of the named individual defendants who are current or former officers or directors, with the Company funding the remaining $450,000 on June 8, 1995. The stock portion of the settlement will consist of 1,550,000 shares of the Company's common stock, subject to adjustment if the per-share price falls below $3.00 or rises above $4.50. The Company will fund 150,000 shares, with the Pepsi-Cola Company funding 1,000,000 shares and Hussmann Corporation funding 400,000 shares. Pepsi-Cola and Hussmann were co-defendants in the litigation. The Company will grant common stock purchase warrants having a term of five years to Pepsi for 500,000 shares and to Hussmann for 200,000 shares, at an exercise price of $3.50 per share. The warrants are callable after three years if the price of the Company's common stock is in excess of $10.00 per share.

        Refer to Form 10-K for the fiscal year ended April 30, 1994 for more information on this litigation.

B.  CONTRACT LITIGATION

        On December 22, 1994, the Company reported it had reached a definitive settlement agreement with the Pepsi-Cola Company relating to litigation that had been pending since 1993 in the United States District Court for the Northern District of Ohio in Akron. The Company sought to recover damages for substantial breaches of contract by Pepsi with respect to the development, manufacture, and sales of the Omnitron, Minitron, Midtron, and Advanced Omnitron soft drink dispensing systems. Pepsi has agreed for a period of five years to offer its customers using the Company's beverage dispensing equipment its standard marketing, merchandising or equipment allowances, which will help the Company build its beverage dispensing sales. Pepsi has agreed to give any application for approval of the Company's fountain equipment and soft drink dispensing equipment fair consideration in accordance with its supplier approval procedures, with Pepsi retaining the right to approve within its sole discretion. Pepsi is also under no obligation to recommend, encourage, or promote the sale or use of the Company's products.

        Refer to Form 10-K for the fiscal year ended April 30, 1994 for more information on this litigation.

        As of June 30, 1995, Pepsi owned 2,000,000 common shares of the Company, or 12.5% of the total outstanding stock. Subsequent to Pepsi's funding of 1,000,000 shares to the Securities Litigation settlement, Pepsi's ownership will be reduced to approximately 6.2%.

C.  LEGAL FEE AND SETTLEMENT COST ACCRUAL

        The estimated legal fees and settlement costs have been accrued for both of the above actions. The accrual as of April 29, 1995 was $1,498,000. The accrual (legal fees, only) as of April 30, 1994 was $946,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.





                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------
A.      PRICE RANGE OF COMMON STOCK
        ---------------------------
        Bid and ask prices for the Company's common stock (symbol `ABCC') have been quoted on the NASDAQ system since March 28, 1985. The table below shows the range of bid prices of the common stock for the last two years as reported by NASDAQ.


Common Stock (ABCC):
-------------------------------------------------------------------------------
Year Ended April 29, 1995 Prices:       High Bid        Low Bid
-------------------------------------------------------------------------------
01/29/95 - 04/29/95 (Fourth Quarter)    $3 - 1/2        $2 - 1/2
10/30/94 - 01/28/95 (Third Quarter)      3 - 3/4         2 - 3/4
07/31/94 - 10/29/94 (Second Quarter)     3 - 1/2         1 - 5/8
05/01/94 - 07/30/94 (First Quarter)      2 - 11/16       1 - 1/8

-------------------------------------------------------------------------------
Year Ended April 30, 1994 Prices:       High Bid        Low Bid
-------------------------------------------------------------------------------
02/01/94 - 04/30/94 (Fourth Quarter)    $2 - 7/16       $1 - 1/8
11/01/93 - 01/31/94 (Third Quarter)      3 - 5/8         2 - 7/16
08/01/93 - 10/31/93 (Second Quarter)     3 - 3/4         2 - 5/16
05/01/93 - 07/31/93 (First Quarter)      3 - 15/16       2 - 3/16

B.      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
        ---------------------------------------------

                                                                                    Approximate Number of
                                                                                       Record Holders
                   Title of Class                                                   (as of July 17, 1995)
                   --------------                                                    -------------------
                   Common Stock, $.01 par value                                            741 (1)




C.      DIVIDENDS
        ---------
        The Company has never paid a dividend and has no current plans to do so. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FOR THE FISCAL YEARS ENDED         APRIL 29,           APRIL 30,           APRIL 30,          APRIL 30,          APRIL 30,
---------------------------------------------------------------------------------------------------------------------------------
                                       1995                1994                1993               1992               1991
----------------------------------------------------------------------------------------------------------------------------------
REVENUES (a)                    $ 3,359,000         $ 5,010,000         $ 2,329,000        $ 2,971,000        $ 4,830,000
NET LOSS                        $(2,681,000)        $(1,378,000)        $(3,359,000)       $(3,440,000)       $  (149,000)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            15,668,993          14,155,215          13,820,280         13,800,966         13,792,635
NET LOSS PER SHARE              $     (0.17)        $     (0.10)        $     (0.24)       $     (0.25)       $     (0.01)

TOTAL ASSETS                    $ 3,719,000         $ 4,190,000         $ 4,102,000        $ 6,886,000        $ 9,261,000

LONG-TERM OBLIGATIONS           $   278,000         $       -0-         $       -0-        $       -0-        $       -0-
STOCKHOLDERS' EQUITY            $   515,000         $ 2,194,000         $ 2,011,000        $ 5,323,000        $ 8,181,000
DIVIDENDS DECLARED
PER SHARE OF COMMON STOCK       $       -0-         $       -0-         $       -0-        $       -0-        $       -0-
RESEARCH & DEVELOPMENT (a)      $   606,000         $   386,000         $   391,000        $   304,000        $   275,000


(a) Research & Development costs for fiscal years 1991, 1993, 1994, and 1995 include costs subject to reimbursement under various agreements. The amounts earned under these agreements are included in revenues for the respective years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

        Effective May 1, 1994, the Company changed the fiscal year end to the Saturday closest to April 30. All references to fiscal years 1995, 1994, and 1993 are to the twelve months ended April 29, 1995, April 30, 1994, and April 30, 1993, respectively. "FY95," for example, refers to the fiscal year ending April 29, 1995.

SIGNIFICANT SUBSEQUENT EVENT

        On July 17, 1995, the Company received a $7 million initial order for its new Juice Dispenser. This is the largest single order the Company has ever received and brings the Company's backlog to a record $9.4 million as of July 17, 1995. The microprocessor-driven system mixes and dispenses juice from concentrates, ensuring a controlled mixture and an accurate, standard portion. The Company filed for a patent on the controlling electronics and software. Shipments of this new product are expected to begin in the December 1995-January 1996 time period. The shipments are expected to spread over a period of 18 months.

LITIGATION

        On December 22, 1994, the Company reported it had reached a definitive settlement with the Pepsi-Cola Company relating to the breach of contract litigation.

        On March 2, 1995 the Company reported it had reached a settlement with the plaintiffs in a class action lawsuit, filed originally in 1991. The Federal Court approved the settlement on June 16, 1995. The plaintiffs are current and former shareholders who purchased shares during the period January 24, 1990 through August 1, 1991. The settlement provides for the payment to the plaintiff class of a minimum aggregate of $6,500,000 in cash and shares of the Company's common stock. The cash portion of the settlement will consist of $1,850,000, of which approximately $1,400,000 has been funded by certain of the named individual defendants who are current or former officers or directors, with the Company funding the remaining $450,000 on June 8, 1995. The stock portion of the settlement will consist of 1,550,000 shares of the Company's common stock, subject to adjustment if the per-share price falls below $3.00 or rises above $4.50. The Company will fund 150,000 shares, with the Pepsi-Cola Company funding 1,000,000 shares and Hussmann Corporation funding 400,000 shares. Pepsi-Cola and Hussmann were co-defendants in the litigation. The Company will grant common stock purchase warrants having a term of five years to Pepsi for 500,000 shares and to Hussmann for 200,000 shares, at an exercise price of $3.50 per share. The warrants are callable after three years if the price of the Company's common stock is in excess of $10.00 per share.

        The Company accrued an additional $1 million in fiscal year 1995 ("FY95") to account for the settlement expenses and remaining legal fees. The Company is liable for additional settlement expenses (additional shares at fair market value) should the Company's common stock market price per share fall below $3.00 during a future defined settlement period (Fall 1995). For example, a common stock price of $2.75 would require the Company to contribute to the settlement fund an additional 141,000 shares and incur an additional $275,000 settlement expense.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

        The net loss was $2,681,000 for FY95 compared to $1,378,000 for fiscal year 1994 ("FY94"). Decreased revenues and the $1 million accrual for legal settlement expenses and fees were responsible for the increased loss.

        FY95 total revenues were $3,359,000 compared to FY94 total revenues of $5,010,000. The decline in revenues was due primarily to reduction in shipments of Tint-A-Color paint dispensers in FY95. The following is a comparison of equipment sales (which includes royalty and product development fees):

Equipment sales:                              FY95                  FY94
Paint dispensers                           $1,819,000            $3,468,000
ComputerBar dispensers                        451,000               410,000
Soft drink dispensers                         404,000               447,000
Other                                           2,000                95,000
                                           ----------            ----------
                                           $2,676,000            $4,420,000

The history of Tint-A-Color orders and shipments is as follows:

Order dates               Ship dates                   Sales Volume
February 1993        April-October 1993                 $1,637,000
June 1993            October 1993-Feb 1994              $1,663,000
March 1994           June-October 1994                  $1,659,000
April 1995           (est.) July-October 1995           $1,866,000

        The Company did receive a $1,866,000 order for additional Tint-A-Color units in April 1995 and will begin shipping them in July 1995. The order and ship dates were delayed due to significant changes made to this most recent version of the Tint-A-Color.

        On February 13, 1995, the Company also received a $990,000 initial order of "TAC-CB" units, the down-sized, lower-cost tint dispenser designed expressly for paint retailers and chains. The TAC-CB was in joint development for two years with Sherwin-Williams. The Company began shipping this new unit in May 1995 (the beginning of fiscal year 1996).

        The Company's gross profit on overall equipment sales decreased from 25.3% in FY94 to 21.8% in FY95 due to the $150,000 inventory obsolescence reserve writeoff taken in the third quarter for slow-moving beverage products. Without this additional reserve, the gross margin on overall equipment sales for FY95 is 27.7%.

        The Company offers technical field support for its products. Revenues from this field support group was $686,000 for FY95 compared to $590,000 for FY94. As previewed on Page 4 of this Form 10-K, the Company expects to significantly expand this technical group in FY96.

        An activity-based costing system was implemented at the beginning of FY95. Operating costs and expenses are now recorded based on the activity that drives them (i.e. Products & Services, G&A, Selling and Marketing, Research and Development). Certain reclassifications have been made to the FY94 (and FY93) figures to conform with FY95 classifications.

        General and administrative expenses increased 5% from FY94 primarily as a result of increased public entity related costs, such as public relation expenses.

        Selling and marketing expenses increased 8% from FY94 due to the following additions: (1) In November 1994, Randolph D. Letsch was recruited as V.P. Paint Sales of ABC Dispensing Technologies, Inc., the Company's operating subsidiary. Mr. Letsch joined the Company from Sherwin-Williams where he was Director of Sales, OEM and National Accounts, a position he held since 1986. The Company's intent was to acquire marketing expertise needed to expand the commercialization of paint dispensing both domestically and internationally;
(2) In February 1995, the Company promoted David B. Hudson to V.P. Sales - Domestic Beverage Equipment of ABC Dispensing Technologies, Inc. to enhance the beverage marketing efforts; (3) In March 1995, the Company recruited Keith P. Jordan from Pepsi-Cola Company, Houston, to enhance both beverage and new product marketing efforts.

        Research and development expenses increased 57% from FY94 as a result of increased new product development activity. (1) Numerous dispensing applications were under development during FY95 and these development projects have continued into FY96. The Juice Dispenser and TAC-CB were two such projects. (2) The activity-based costing system provides for any employee incurring time on new product development to be accounted for as an "R&D expense" regardless of their basic functional responsibilities. Therefore, administrative personnel, if assigned a task on a new product development team, can and have added to R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash balance decreased $712,000 during FY95, from $2,021,000 to $1,309,000.

        Operating activities required $1,510,000. This requirement was partially funded by the net proceeds ($979,000) from a private placement of 1 million common shares in August-September 1994. Officers, directors, and employees purchased 271,000 shares. The Company financed the officer and employee purchases with 5-year notes. For each share of common stock, subscribers were also granted a warrant to buy one additional share of common stock for $2.00. These warrants expire 5 years from their issue date. The common shares and warrants were registered with the Security and Exchange Commission in May 1995 and can be traded at this time.

        In August 1994, the Company acquired the Akron, Ohio headquarters facility and adjacent land for $490,000 from Joseph W. Shannon, former Chairman of the Company. The facility and land were appraised for $535,000. The Company financed 60 percent of this acquisition with a bank note (see Note 4 to Consolidated Financial Statements). The 40 percent balance was originally financed by a margin account on a short-term investment; this margin account was paid in full subsequent to FY95.

        The Company ended FY95 with a cash balance of $1,309,000. Subsequent to FY95 year end, the Company (1) paid approximately $700,000 in legal settlement expenses and fees, and (2) acquired inventory for the current TAC-CB and Tint-A-Color production runs. The resulting cash balance as of July 17, 1995 was $215,000.

        Through July 17, the Company has issued $400,000 in 10% senior subordinated notes due June 1, 1998. Each unit ($25,000) of this note was granted 12,500 three-year warrants at an exercise price of $2.00. Interest payments are due semi-annually on June 1 and December 1. The Company also agreed to use 40% of the net proceeds of the issuance of common stock (other than via employee/director stock options) to prepay the notes within 60 days of the receipt of such proceeds. These notes are, therefore, being utilized as a "bridge" until some or all of the warrants from the August-September 1994 Placement are exercised.

        FY96 is a growth year for the Company. The current backlog of orders (as of July 17, 1995) is $9.4 million, nearly 3 times the total revenues of the Company for FY95. The Company must complete the development of certain new products, acquire inventory, build and ship finished products, and collect its receivables to complete each business cycle. The Company also anticipates the need for capital expenditures, mostly R&D related, in the range of $300,000 to $600,000 for FY96.

        During this growth period, the Company will seek additional alternative sources of cash through:

a.  Trade credit (suppliers extending terms)
b.  Accounts receivable and inventory credit lines
c.  Private placements
d.  Warrant exercises
e.  Employee/director stock option exercises

    Available for placement are 600,000 shares of shelf (uncommitted) common stock which were included in the Form S-2 Registration Statement approved by the Securities and Exchange Commission in May 1995.

        Of the 20 million authorized shares of common stock, 16 million are issued and outstanding, 2.2 million are committed for warrants, 400,000 are committed for employee/director stock options, and 150,000 are committed to the class action settlement fund. Approximately 1.2 million shares remain uncommitted. The Company will seek approval in its upcoming Proxy Statement from the shareholders for authorization to issue additional shares of common stock.

RESULTS OF OPERATIONS

FISCAL YEAR 1994 COMPARED TO THE FISCAL YEAR 1993

        Our strategy provided positive results in FY94. Total revenues were up 115% and the net loss was reduced 144%, to $1,378,000 compared to the prior year net loss of $3,359,000.


Equipment/Royalty/Product Development sales were:       Fiscal Year   Fiscal Year
                                                              1994           1993
        Tint Dispensers                                 $3,468,000     $   92,000
        ComputerBar Dispensers                             410,000        464,000
        Soft Drink Dispensers                              447,000      1,030,000
        Other                                               95,000         45,000
                                                        ----------     ----------
        Total                                           $4,420,000     $1,631,000

        The gross profit margin on all equipment/royalty/product development sales was 25.3% compared to the prior year margin of 18.9%.

        Service and support revenues were $590,000 for the year versus $698,000 for the prior year. The decline is attributable to the decrease in computerbar and soft drink dispenser sales; fewer installations were performed during the year.

PAINT DISPENSING LINE

        As of April 30, 1994, the backlog of tint dispenser orders totaled $1,676,000; the majority of this backlog is scheduled to ship in the first quarter of fiscal 1995. The paint market is seasonal; future tint dispenser revenues may fluctuate from highs in the summer months to lows in the winter months.

SOFT DRINK DISPENSING LINE

        Soft drink dispensers are being sold directly to end-users. We do not have the approval of Pepsi or Cola nor do we anticipate this approval. It will be difficult for us to gain extensive market penetration. The ongoing litigation with Pepsi has adversely affected our soft drink revenues. Because of this situation, we reviewed our alternatives, such as designing and selling components in lieu of complete systems.

COMPUTERBAR DISPENSING LINE

        The computerbar equipment market in the U.S. has declined and price-based competition has increased. We continue to sell the product direct to end-users as well as through dealers in the U.S. and Canada. Alternatives are being reviewed for this product line.

RESEARCH, DEVELOPMENT AND DESIGN

        Research, Development and Design expenditures were $583,000 of which 49% ($286,000) was invested in specific new product development.

        Research, Development and Design costs will increase as we explore and develop new applications for our dispensing technology. We have and will continue to expand our technical staff and resources to meet the increased demand. Development work is progressing on two new dispensing products. Each development agreement is contingent upon creating a product acceptable to our business partner(s). We cannot predict the likelihood of this event, nor can we predict commercial success of these products.

SELLING AND MARKETING

        The Company increased its selling and marketing efforts. A new brochure was created; ads were placed in specific industry publications. Expenses in this category decreased temporarily during the Company's transition from a provider of soft drink and liquor systems to a broad based supplier of dispensing technology and services. Sales and marketing expenses will be increasing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                      PAGE NO.
------------------------------------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITORS                                                                   13

FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of April 29, 1995 and April 30, 1994                      14

        Consolidated Statement of Operations for the Years ended April 29, 1995,
           and April 30, 1994, and April 30, 1993                                                15

        Consolidated Statement of Cash Flows for the Years ended April 29, 1995,
           and April 30, 1994, and April 30, 1993                                                16

        Consolidated Statement of Stockholders' Equity for the Years ended
           April 29, 1995, and April 30, 1994, and April 30, 1993                                17

        Notes to Consolidated Financial Statements                                            18-21

SUPPLEMENTARY DATA:

        Consent of Independent Auditors                                                          22

        Schedule II-Valuation and Qualifying Accounts                                            23


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


        The Board of Directors and Stockholders

        American Business Computers Corporation

        We have audited the accompanying consolidated balance sheets of American Business Computers Corporation as of April 29, 1995 and April 30, 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the periods ended April 29, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Computers Corporation at April 29, 1995 and April 30, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP




Akron, Ohio
July 11, 1995

                    AMERICAN BUSINESS COMPUTERS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


        ASSETS                                                                  April 29, 1995                 April 30, 1994
----------------------------------------------------------------------------------------------------------------------------------
Current assets:
        Cash and cash equivalents                                               $  1,309,000                   $  2,021,000
        Trade receivables:
          Accounts receivable, less allowance for doubtful accounts
            of $78,000 in 1995 and $128,000 in 1994                                  285,000                        391,000
          Notes receivable                                                            22,000                         88,000
        Inventories (Note 3)                                                       1,219,000                      1,348,000
                                                                                ------------                   ------------
                 Total current assets                                              2,835,000                      3,848,000

Property, Plant, and Equipment (Note 8)                                            1,428,000                      1,024,000
Less accumulated depreciation and amortization                                      (725,000)                      (923,000)
                                                                                ------------                   ------------
                                                                                     703,000                        101,000
Other assets:
        Notes receivable                                                              59,000                        107,000
        Patents, less accumulated amortization of $438,000 in 1995
        and $464,000 in 1994                                                          37,000                         79,000
        Patents pending and deferred charges                                          85,000                         55,000
                                                                                ------------                   ------------
                                                                                     181,000                        241,000
                                                                                ------------                   ------------
TOTAL ASSETS                                                                    $  3,719,000                   $  4,190,000
                                                                                ============                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:

        Accounts payable                                                        $    454,000                   $    305,000
        Notes payable                                                                190,000                              -
        Current portion of long-term debt (Note 4)                                    10,000                              -
        Accrued liabilities:
         Legal fees and settlement costs (Note 10)                                 1,635,000                      1,065,000
         Employee compensation and benefits (Note 9)                                 232,000                        182,000
         Warranty reserve                                                            183,000                        163,000
         Other                                                                       202,000                        229,000
        Deferred income                                                               20,000                         52,000
                                                                                ------------                   ------------
         Total current liabilities                                                 2,926,000                      1,996,000

Long-term debt (Note 4)                                                              278,000                              -

Stockholders' equity (Note 6):
        Common Stock, $.01 par value; authorized
          20,000,000 shares; 15,996,116 shares issued
          and outstanding (14,981,039 in 1994)                                       160,000                        150,000
        Additional paid-in capital                                                17,070,000                     15,921,000
        Retained earnings (deficiency)                                           (16,558,000)                   (13,877,000)
                                                                                ------------                   ------------
                                                                                     672,000                      2,194,000
        Less notes receivable - stockholders                                        (157,000)                             -
                                                                                ------------                   ------------
           Total Stockholders' Equity                                                515,000                      2,194,000
                                                                                ------------                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  3,719,000                   $  4,190,000
                                                                                ============                   ============


                            See accompanying notes.

                    AMERICAN BUSINESS COMPUTERS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Years Ended April 29,                         April 30,                     April 30,
                                            ----------------------------------------------------------------------------------------
                                                             1995                              1994                          1993
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
        Products and services                        $  3,208,000                       $ 4,710,000                  $  2,312,000
        Royalties                                         151,000                           300,000                        17,000
                                                     ------------                       -----------                  ------------
                                                        3,359,000                         5,010,000                     2,329,000

Cost and expenses:
        Products and services                           3,053,000                         4,583,000                     2,798,000
        General and administrative                      1,049,000                           999,000                       967,000
        Selling and marketing                             406,000                           375,000                       620,000
        Research and development                          606,000                           386,000                       391,000
                                                     ------------                       -----------                  ------------
                                                        5,114,000                         6,343,000                     4,776,000
                                                     ------------                       -----------                  ------------
Loss from operations                                   (1,755,000)                       (1,333,000)                   (2,447,000)


Other income (expense)
        Securities and contract litigation
          fees and settlement costs (Note 10)          (1,000,000)                          (50,000)                   (1,084,000)
        Investment income (loss)                           77,000                           (20,000)                      113,000
        Other income and expense, net                      (3,000)                           25,000                        59,000
                                                     ------------                       -----------                  ------------
                                                         (926,000)                          (45,000)                     (912,000)
                                                    -------------                       -----------                   -----------

Net loss                                             $ (2,681,000)                      $(1,378,000)                 $ (3,359,000)
                                                     ============                       ===========                  ============
Weighted average number of shares
  outstanding                                          15,668,993                        14,155,215                    13,820,280
                                                     ============                       ===========                  ============
Net loss per share                                   $      (0.17)                      $     (0.10)                 $      (0.24)
                                                     ============                       ===========                  ============




                            See accompanying notes.

                    AMERICAN BUSINESS COMPUTERS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Years Ended April 29,                      April 30,                     April 30,
                                                ------------------------------------------------------------------------------------
                                                                 1995                           1994                          1993
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net loss                                                  $(2,681,000)                   $(1,378,000)                  $(3,359,000)

     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                          99,000                        139,000                       228,000
        Patent write offs                                      17,000                              -                             -
        (Gain)/loss on disposal of assets                       6,000                         88,000                       (91,000)
     Value of common stock to be issued to
        settle litigation                                     450,000                              -                             -

     Changes in operating assets and liabilities:
        Receivables                                           220,000                        (82,000)                      486,000
        Inventories                                           129,000                        681,000                       533,000
        Patents pending and deferred charges                  (30,000)                        83,000                        26,000
        Accounts payable                                      149,000                        (57,000)                       33,000
        Accrued liabilities                                   163,000                        (48,000)                      482,000
        Deferred income                                       (32,000)                        10,000                        13,000
                                                           ----------                      ---------                     ---------
     Total adjustments                                      1,171,000                        814,000                     1,710,000
                                                           ----------                      ---------                     ---------
Net cash used in operating activities                      (1,510,000)                      (564,000)                   (1,649,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
     Additions to property, plant, and equipment             (671,000)                       (41,000)                      (53,000)
     Additions to patents                                     (11,000)                       (23,000)                      (59,000)
     Proceeds from sale of equipment                                -                              -                       185,000
                                                           ----------                     ----------                    ----------
Net cash provided by/(used in) investing activities          (682,000)                       (64,000)                       73,000

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
     Proceeds from private placements                         979,000                      1,463,000                             -
     Proceeds from issuance of notes payable                  490,000                              -                             -
     Repayment of notes payable and loan costs                (12,000)                             -                             -
     Proceeds from stock issued for exercise of                23,000                         98,000                        47,000
     stock options                                                 --                             --                            --
                                                           ----------                     ----------                    ----------
Net cash provided by financing activities                   1,480,000                      1,561,000                        47,000
                                                           ----------                     ----------                    ----------
Net (decrease)/increase in cash and cash equivalents         (712,000)                       933,000                    (1,529,000)
Cash and cash equivalents at beginning of year              2,021,000                      1,088,000                     2,617,000
                                                           ----------                     ----------                   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $1,309,000                     $2,021,000                   $ 1,088,000
                                                           ==========                     ==========                   ===========




                            See accompanying notes.

                           AMERICAN BUSINESS COMPUTERS CORPORATION
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                Years ended April 29, 1995, April 30, 1994, and April 30, 1993



                                                    Number of         Common Stock        Additional        Retained          Notes
                                                    Shares of             $.01 Par           Paid-in        Earnings     Receivable-
                                                 Common Stock                Value           Capital     (Deficiency)   Stockholders
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1992                          13,809,665            $138,000        $14,325,000    $ (9,140,000)              -


        Exercise of stock options (Note 5)             32,000                   -             47,000               -               -

        Net loss for the year ended
           April 30, 1993                                   -                   -                  -      (3,359,000)              -
                                                   ----------            --------        -----------    ------------        --------

Balance at April 30, 1993                          13,841,665            $138,000        $14,372,000    $(12,499,000)              -


        Private placements                          1,077,343              11,000          1,452,000               -               -

        Exercise of stock options (Note 5)             62,031               1,000             97,000               -               -

        Net loss for the year ended
          April 30, 1994                                    -                   -                  -      (1,378,000)              -
                                                   ----------            --------        -----------    ------------        --------

Balance at April 30, 1994                          14,981,039            $150,000        $15,921,000    $(13,877,000)              -

        Private placements                          1,000,000              10,000          1,126,000               -       (164,000)

        Exercise of stock options (Note 5)             15,077                   -             23,000               -              -

        Collection of notes receivable-
           stockholders                                     -                   -                  -               -          7,000

        Net loss for the year ended
          April 29, 1995                                    -                   -                  -      (2,681,000)             -
                                                   ----------            --------        -----------    ------------       --------

Balance at April 29, 1995                          15,996,116            $160,000        $17,070,000    $(16,558,000)     $(157,000)
                                                   ==========            ========        ===========    ============      =========






                            See accompanying notes.

                    AMERICAN BUSINESS COMPUTERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS DESCRIPTION
----------------------------

        The Company is a technology firm. The Company's core competence is the ability to use existing technology and create new technology to develop dispensing systems and mechanisms.

2.      SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------

Year End - Effective May 1, 1994, the Company changed the fiscal year end to the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Fiscal 1995 consisted of fifty-two weeks. Fiscal 1994 and 1993 were calendar years.

Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, ABC Dispensing Technologies, Inc. and ABC TechCorp. Significant intercompany transactions and balances have been eliminated in consolidation.

Cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of credit - In the normal course of business, the Company enters into transactions to meet the financing needs of customers. The Company performs ongoing credit evaluations of customers' financial condition and generally requires collateral from customers who finance purchases beyond thirty days. The Company's exposure to credit risk associated with nonperformance on these transactions is limited to amounts reflected in the Company's consolidated financial statements, less the value, if any, of the secured equipment.

Inventories - Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Property, Plant, and Equipment - These assets are recorded at cost. Depreciation is provided primarily by use of the straight-line method over the estimated useful lives of the assets.

Patents - Patents are recorded at cost. Amortization is provided under the straight-line method over a period of five years or less. Patents pending are recorded as a prepaid expense.

Revenue Recognition - Revenue on equipment sales is recognized when the product is shipped and title transfers, including equipment that requires subsequent installation. Revenue for development services and for service and support is recognized when the service is performed unless there is a service contract. Revenue from service contracts is recognized ratably over the contract term, generally one year. Royalty income is recognized in accordance with the terms of the royalty agreement, which generally provides that royalties are based on units shipped.

Major Customer - Revenues from The Sherwin-Williams Company were 59 and 70 percent of the Company's total revenues, for the years ended April 29, 1995 and April 30, 1994, respectively.

Provision for Warranty Claims - Estimated warranty costs are provided at the time of sale of the warranted products.

Reclassifications - An activity-based cost system was implemented at the beginning of fiscal year 1995. Operating costs and expenses are now recorded based on the activity that drives them (i.e., Products & Services, General & Administrative, Selling and Marketing, and Research and Development). Certain reclassifications have been made to the prior year amounts to conform with current year classifications.

Net loss per share - Net loss per share is computed on the basis of weighted average number of shares outstanding for the period. Common stock equivalents are not material, and therefore, are not included in the computation of primary earnings per share.


3.      INVENTORIES
-------------------

        Composition of inventories:          April 29, 1995     April 30, 1994
        Raw materials                            $  527,000         $  698,000
        Work-in-process                             207,000            150,000
        Finished goods                              485,000            500,000
                                                 ----------         ----------
                                                 $1,219,000         $1,348,000
                                                 ==========         ==========

The above amounts are net of obsolescence reserves of $943,000 in 1995 and $816,000 in 1994.

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      FINANCING ARRANGEMENTS
------------------------------

        Long-term debt consists of the following at April 29, 1995:


Note payable to bank                       $288,000

Less amounts due within one year            (10,000)
                                           --------
Total long-term debt                       $278,000
                                           ========


        The note payable to bank was entered into during fiscal 1995 to partially finance the purchase of the headquarters facility which was previously leased from the former chairman (see Note 7). The note payable has an adjustable interest rate ( 9.25% at April 29, 1995) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. The facility has a net book value of $485,000.

        Maturities of long-term debt for the five years subsequent to April 29, 1995 are as follows: 1996-$10,000; 1997-$11,000; 1998-$12,000; 1999-$13,000 and
2000-$15,000.

        The Company also has a note payable on a cash equivalent margin account of $190,000 at April 29, 1995 which bears interest at a variable interest rate (7.5% weighted average rate in 1995). The note was repaid in full by the Company in June 1995.

        During 1995, the Company incurred interest expense of $28,000, which approximates interest paid.

5.      INCOME TAXES
--------------------
        Effective May 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The change had no impact on the accompanying financial statements. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Company assets and liabilities.

        The components of the Company's deferred income tax assets are as follows:

                                              April 29, 1995     April 30, 1994
Net operating loss carryforwards                 $ 4,709,000        $ 4,117,000
Inventory                                            447,000            407,000
Other                                                363,000            344,000
                                                 -----------         ----------
     Total deferred tax assets                     5,519,000          4,868,000
Valuation allowance for deferred taxes            (5,519,000)        (4,868,000)
                                                 -----------        -----------
     Net deferred taxes                          $       -0-        $       -0-
                                                 ===========        ===========


        At April 29, 1995 and April 30, 1994, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $12,208,000 and $10,172,000, respectively which expire in the years 1996 to 2010. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

6.      COMMON STOCK
--------------------

Stock Option Plans

        On February 16, 1990, the Board of Directors adopted the American Business Computers Corporation 1990 Non-qualified Stock Option Plan (the "1990 Plan") for directors, officers and employees of the Company, its subsidiaries and affiliates. The 1990 Plan was approved by the affirmative vote of the Company's stockholders at the Annual Meeting on August 24, 1990 authorizing 500,000 shares. All granted options expire five years after grant date;
all options were granted at the fair market value at the date of the grant.

Stock option transactions
under the 1990 Plan:
                                   Officers' and Employees' Shares Under Option             Directors' Shares Under Option
                                             For Year Ended      For Year Ended         For Year Ended      For Year Ended
                                             April 29, 1995      April 30, 1994         April 29, 1995      April 30, 1994
                                             --------------      --------------         --------------      --------------
Outstanding, Beginning of Year                      104,018             153,049                 75,000                 -0-
Granted                                             119,500              10,000                120,000              75,000
Exercised                                           (15,077)            (59,031)                    --                  --
Canceled                                            (16,500)                 --                     --                  --
                                                    -------             -------                -------              ------
Outstanding, End of Year                            191,941             104,018                195,000              75,000
                                                    =======             =======                =======              ======
Exercise price per share                     $1.63 to $3.44      $1.50 to $1.63         $1.25 to $3.25               $3.25

Warrants

        On May 27, 1994, the Company granted Herbert M. Pearlman, director, warrants to purchase 250,000 restricted shares of common stock. 150,000 warrants are exercisable at $1.25 per share and 100,000 warrants are exercisable at $3.25 per share; the warrants expire on May 27, 1999.

        In August 1994, the Company completed a private offering of 1 million shares of common stock at a price of $1.25 per share in a transaction exempt from registration under the Securities Act of 1933. Officers, directors and employees purchased 271,000 shares of this private placement. For each share of common stock purchased in this private placement, subscribers were also granted a warrant to buy one additional share of common stock for $2.00; 705,000 warrants expire on August 17, 1999 and 295,000 warrants expire on September 13, 1999. The warrants are callable by the Company, with certain restrictions. The call price is $.10 per warrant. The shares and warrants have been registered in accordance with the provisions of the Securities Act of 1933.

        On November 28, 1994, the Company granted Randolph D. Letsch, V.P. - Paint Sales of ABC Dispensing Technologies, Inc., warrants to purchase 25,000 restricted shares of common stock at $3.38 per share; the warrants expire on November 28, 1999.

        On May 2, 1995, the Company granted David B. Hudson, V.P. - Domestic Beverage Sales, and Keith P. Jordan, National Account Manager (both of ABC Dispensing Technologies, Inc.), warrants to purchase 20,000 and 10,000 restricted shares of common stock, respectively, at $3.38 per share; the warrants expire May 2, 2000.

7.      RELATED PARTY TRANSACTIONS
----------------------------------

        The Company purchased the headquarters facility from Mr. Joseph W. Shannon, former Chairman of the Company, on June 24, 1994 for $490,000. Prior to the purchase, the facility was appraised for $535,000. The Company had previously leased the facility from Mr. Shannon; lease payments were $5,367 per month through November 1993 and $6,440 per month through the purchase date.

8.      OPERATING LEASES
------------------------

        For the fiscal years 1995, 1994, and 1993, aggregate rental expense for all operating leases, except those with terms of a month or less, was $13,000, $82,000, and $76,000, respectively.

9.      RETIREMENT BENEFITS
---------------------------

        The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 15% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 3% of the participants' compensation. The cost of the Company's matching contribution for the fiscal years 1995, 1994, and 1993 amounted to $9,000, $9,000, and $8,000, respectively. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

10.     CONTINGENCIES
---------------------

A.  SECURITIES LITIGATION

        On March 2, 1995 the Company reported it had reached a settlement with the plaintiffs in a class action lawsuit, filed originally in 1991. The Federal Court approved the settlement on June 16, 1995. The plaintiffs are current and former shareholders who purchased shares during the period January 24, 1990 through August 1, 1991. The settlement provides for the payment to the plaintiff class of a minimum aggregate of $6,500,000 in cash and shares of the Company's common stock. The cash portion of the settlement will consist of $1,850,000, of which approximately $1,400,000 has been funded by certain of the named individual defendants who are current or former officers or directors, with the Company funding the remaining $450,000 on June 8, 1995. The stock portion of the settlement will consist of 1,550,000 shares of the Company's common stock, subject to adjustment if the per-share price falls below $3.00 or rises above $4.50. The Company will fund 150,000 shares, with the Pepsi-Cola Company funding 1,000,000 shares and Hussmann Corporation funding 400,000 shares. Pepsi-Cola and Hussmann were co-defendants in the litigation. The Company will grant common stock purchase warrants having a term of five years to Pepsi for 500,000 shares and to Hussmann for 200,000 shares, at an exercise price of $3.50 per share. The warrants are callable after three years if the price of the Company's common stock is in excess of $10.00 per share.

        Refer to Form 10-K for the fiscal year ended April 30, 1994 for more information on this litigation.

B.  CONTRACT LITIGATION

        On December 22, 1994, the Company reported it had reached a definitive settlement agreement with the Pepsi-Cola Company relating to litigation that had been pending since 1993 in the United States District Court for the Northern District of Ohio in Akron. The Company sought to recover damages for substantial breaches of contract by Pepsi with respect to the development, manufacture, and sales of the Omnitron, Minitron, Midtron, and Advanced Omnitron soft drink dispensing systems. Pepsi has agreed for a period of five years to offer its customers using the Company's beverage dispensing equipment its standard marketing, merchandising or equipment allowances, which will help the Company build its beverage dispensing sales. Pepsi has agreed to give any application for approval of the Company's fountain equipment and soft drink dispensing equipment fair consideration in accordance with its supplier approval procedures, with Pepsi retaining the right to approve within its sole discretion. Pepsi is also under no obligation to recommend, encourage, or promote the sale or use of the Company's products.

        Refer to Form 10-K for the fiscal year ended April 30, 1994 for more information on this litigation.

        As of June 30, 1995, Pepsi owned 2,000,000 common shares of the Company, or 12.5% of the total outstanding stock. Subsequent to Pepsi's funding of 1,000,000 shares to the Securities Litigation settlement, Pepsi's ownership will be reduced to approximately 6.2%.

C.  LEGAL FEE AND SETTLEMENT COST ACCRUAL

        The estimated legal fees and settlement costs have been accrued for both of the above actions. The accrual as of April 29, 1995 was $1,498,000. The accrual (legal fees, only) as of April 30, 1994 was $946,000.

11.     SUBSEQUENT EVENT
------------------------
        On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The transaction was exempt from registration under the Securities Act of 1933. The offering will extend to the earlier of July 31, 1995 or until all 20 units are sold. At the Company's option, 5 additional units can be offered and the offering period can be extended to September 30, 1995. As of July 11, 1995, 16 units have been issued under the offering, providing the Company with $360,000 in proceeds, net of the original issue discount.

                        CONSENT OF INDEPENDENT AUDITORS


        We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 33-39875; Amendment No. 2 to Form S-2 No. 33-89596 and Amendment No. 2 to Form S-3 No. 33-89398 of American Business Computers Corporation and in the related Prospectuses of our report dated July 11, 1995, with respect to the consolidated financial statements and schedule of American Business Computers Corporation included in this annual report (Form 10-K) for the year ended April 29, 1995.




                                                               ERNST & YOUNG LLP


Akron, Ohio
August 9, 1995

             AMERICAN BUSINESS COMPUTERS CORPORATION (CONSOLIDATED)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A                                     Column B             Column C           Column D          Column E
---------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                           Balance at           Charged to                              Balance
                                            Beginning            Costs and                               at End
Description                                 of Period             Expenses         Deductions         of Period
---------------------------------------------------------------------------------------------------------------
Year ended April 29, 1995
-------------------------
Allowance for doubtful accounts              $128,000             $  1,000           $ 51,000(a)       $ 78,000
                                             --------             --------           --------          --------

Allowance for inventory obsolescence         $816,000             $150,000           $ 23,000(b)       $943,000
                                             --------             --------           --------          --------


Year ended April 30, 1994
-------------------------
Allowance for doubtful accounts              $157,000             $118,000           $147,000(a)       $128,000
                                             --------             --------           --------          --------

Allowance for inventory obsolescence         $712,000             $265,000           $161,000(b)       $816,000
                                             --------             --------           --------          --------


Year ended April 30, 1993
-------------------------
Allowance for doubtful accounts              $175,000             $100,000           $118,000(a)       $157,000
                                             --------             --------           --------          --------

Allowance for inventory obsolescence         $270,000             $469,000           $ 27,000(b)       $712,000
                                             --------             --------           --------          --------


(a)  Uncollectible accounts written off, net of recoveries.

(b)  Inventory written off and disposed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        Information regarding the Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement of the Annual Meeting of Stockholders to be held October 1995. Certain information concerning the Executive Officers is also included below:

        Name                            Position
        ----                            --------
        Herbert M. Pearlman             Chairman of the Board of Directors

        Robert A. Cutting               President and Director

        Gary T. Salhany                 Treasurer

        William Lerner                  Secretary

        Mr. Herbert M. Pearlman has been Chairman of the Board of Directors of the Company since September 1994, replacing Mr. Joseph W. Shannon, who was Chairman from February 1986 to September 1994.

        Mr. Robert A. Cutting has been President of the Company since April 1990 and has been President of the Company's wholly-owned subsidiary, ABC Dispensing Technologies, Inc., since September 1986.

        Mr. Gary T. Salhany, CPA, MBA, has been Treasurer of the Company since August 1986.

        Mr. William Lerner has been Secretary of the Company since September
1994.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

        Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

        Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

        Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.





(b) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

 4.1 Form of Senior Subordinate Promissory Note due June 1, 1998 issued in connection with a private placement of the Registrants Securities (the "1995 Private Placement").

 4.2 Form of Common Stock Purchase Warrant issued in connection with the 1995 Private Placement.

10.1 Development and Manufacture Agreement dated July 27, 1992 between the Company and The Sherwin-Williams Company relating to the Tint-A-Color System.*

10.2 L.C.R.U. Tint System Development and Manufacture Agreement dated September 14, 1993 between the Company and The Sherwin-Williams Company relating to a lower priced, less automated version of the Tint-A-Color System.*

10.3 Form of Warrant Agreement to be delivered by the Company to each of PepsiCo, Inc., and Hussmann Corporation in connection with the settlement of the Securities Litigation.

11.1 Statement regarding computation of per share earnings (see Item 8 of this Annual Report in Form 10-K).

21.1  Subsidiaries of the Registrant.

23.1  Consent of Ernst & Young LLP.

24.   Power of Attorney (see signature page).

27.   Financial Data Schedule (for S.E.C. electronic filing only)

99.1 Stipulation of Settlement entered as of March 13, 1995 in connection with the Securities Litigation.

* A portion of this exhibit has been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.




(c)   Current reports on Form 8-K during the quarter ended April 29, 1995.

      None.

SIGNATURES
----------
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS COMPUTERS CORPORATION


By: _______________________________     By: ________________________________
    Robert A. Cutting                       Gary T. Salhany
    President                               Treasurer
    Principal Executive Officer             Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                Date
----                        -----                                ----
_______________________     Chairman of the Board of Directors   August 4, 1995
Herbert M. Pearlman


______________________      President & Director                 August 4, 1995
Robert A. Cutting


_______________________     Director                             August 4, 1995
Herbert L. Luxenburg


_______________________     Director                             August 4, 1995
C. Rand Michaels

SIGNATURES
----------
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS COMPUTERS CORPORATION



By: /s/ ROBERT A. CUTTING             By: /s/ GARY T. SALHANY
    --------------------------            -----------------------------
    Robert A. Cutting                     Gary T. Salhany
    President                             Treasurer
    Principal Executive Officer           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                Date
----                        -----                                ----
_____________________       Chairman of the Board of Directors   August 4, 1995
Herbert M. Pearlman

/s/ ROBERT A. CUTTING
______________________      President & Director                 August 4, 1995
Robert A. Cutting


_______________________     Director                             August 4, 1995
Herbert L. Luxenburg


_______________________     Director                             August 4, 1995
C. Rand Michaels

SIGNATURES
----------
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS COMPUTERS CORPORATION

By: _______________________________     By: ________________________________
    Robert A. Cutting                       Gary T. Salhany
    President                               Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                Date
----                        -----                                ----

/s/ HERBERT M. PEARLMAN
_______________________     Chairman of the Board of Directors   August 9, 1995
Herbert M. Pearlman


______________________      President & Director                 August  , 1995
Robert A. Cutting


_______________________     Director                             August  , 1995
Herbert L. Luxenburg


_______________________     Director                             August  , 1995
C. Rand Michaels

SIGNATURES
----------
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS COMPUTERS CORPORATION


By: _______________________________     By: ________________________________
    Robert A. Cutting                       Gary T. Salhany
    President                               Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                Date
----                        -----                                ----


_______________________     Chairman of the Board of Directors   August  , 1995
Herbert M. Pearlman


______________________      President & Director                 August  , 1995
Robert A. Cutting


_______________________     Director                             August  , 1995
Herbert L. Luxenburg

/s/ C. RAND MICHAELS
_______________________     Director                             August 9, 1995
C. Rand Michaels

SIGNATURES
----------
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS COMPUTERS CORPORATION


By: _______________________________     By: ________________________________
    Robert A. Cutting                       Gary T. Salhany
    President                               Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                Date
----                        -----                                ----


_______________________     Chairman of the Board of Directors   August  , 1995
Herbert M. Pearlman


______________________      President & Director                 August  , 1995
Robert A. Cutting

/s/ HERBERT L. LUXENBURG
________________________    Director                             August  , 1995
Herbert L. Luxenburg


_______________________     Director                             August 9, 1995
C. Rand Michaels