Form 10-Q
period 1995-07-29
AMERICAN BUSINESS COMPUTERS CORP
filed 1995-09-14
CIK 748103

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JULY 29, 1995

                                   OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                       Commission file number: 0-14922

                   AMERICAN BUSINESS COMPUTERS CORPORATION
            (Exact name of registrant as specified in its charter)

             Florida                                      59-2001203
             -------------------------------              -------------------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)               Identification No.)

             451 Kennedy Road Akron, Ohio                 44305
             ----------------------------------------     ----------
             (Address of principal executive offices)     (Zip Code)

             Registrant s telephone number, including area code: (216) 733-2841

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock, Par Value $.01
                                                   ----------------------------
                                                         (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: [X] Yes    [ ] No

        The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

  Common Stock outstanding at September 8, 1995 was 16,127,701 shares.

                                    INDEX

           AMERICAN BUSINESS COMPUTERS CORPORATION AND SUBSIDIARIES


Part I   Financial Information                                 Page No.
--------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - July 29, 1995
         and April 29, 1995                                          3

         Consolidated statements of operations - Three
         months ended July 29, 1995 and July 30, 1994                4

         Consolidated statements of cash flows - Three
         months ended July 29, 1995 and July 30, 1994                5

         Consolidated statement of stockholders equity -
         Three months ended July 29, 1995                            6

         Notes to consolidated financial statements -
         July 29, 1995                                            7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     11-13


Part II  Other Information
--------------------------------------------------------------------------

Item 1.  Legal Proceedings                                          14

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits                                              15
         (B) Reports on Form 8-k



Signature                                                           16

                                             AMERICAN BUSINESS COMPUTERS CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS
                                                                                    Unaudited
         ASSETS                                                                 July 29, 1995            April 29, 1995
-----------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                $    164,000             $  1,309,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $86,000 as of July 29 and $78,000 as of April 29                       927,000                  285,000
           Notes receivable                                                             21,000                   22,000
         Inventories (Note 3)                                                        1,653,000                1,219,000
                                                                                  ------------             ------------
                 Total current assets                                                2,765,000                2,835,000

Property, Plant, and Equipment                                                       1,435,000                1,428,000
Less accumulated depreciation and amortization                                        (741,000)                (725,000)
                                                                                  ------------             ------------
                                                                                       694,000                  703,000
Other assets:
         Notes receivable                                                               53,000                   59,000
         Patents, less accumulated amortization of $441,000 as of July 29
         and $438,000 as of April 29                                                    33,000                   37,000
         Patents pending and deferred charges                                           82,000                   85,000
                                                                                  ------------             ------------
                                                                                       168,000                  181,000
                                                                                  ------------             ------------

TOTAL ASSETS                                                                      $  3,627,000             $  3,719,000
                                                                                  ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:

         Accounts payable                                                         $    914,000             $    454,000
         Notes payable                                                                 460,000                  190,000
         Current portion of long-term debt (Note 4)                                     10,000                   10,000
         Accrued liabilities:
          Legal fees and settlement costs (Note 9)                                   1,033,000                1,635,000
          Employee compensation and benefits (Note 8)                                  199,000                  232,000
          Warranty reserve                                                             191,000                  183,000
          Other                                                                        205,000                  202,000
         Deferred income                                                                18,000                   20,000
                                                                                  ------------             ------------
                 Total current liabilities                                           3,030,000                2,926,000

Long-term debt (Note 4)                                                                276,000                  278,000

Stockholders' equity (Note 6):
         Common Stock, $.01 par value; authorized
           20,000,000 shares; 16,097,701 shares issued
           and outstanding (15,996,116 at April 29, 1995)                              161,000                  160,000
         Additional paid-in capital                                                 17,241,000               17,070,000
         Retained earnings (deficiency)                                            (16,927,000)             (16,558,000)
                                                                                  ------------             ------------
                                                                                       475,000                  672,000
         Less notes receivable - stockholders                                         (154,000)                (157,000)
                                                                                  ------------             ------------
            Total Stockholders' Equity                                                 321,000                  515,000
                                                                                  ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  3,627,000             $  3,719,000
                                                                                  ============             ============




                            See accompanying notes.

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                       Three Months Ended       Three Months Ended
                                                            July 29, 1995            July 30, 1994
----------------------------------------------------------------------------------------------------------
Revenues:
         Products and services                                $ 1,126,000              $ 1,159,000
         Royalties                                                 72,000                   70,000
                                                              -----------              -----------
                                                                1,198,000                1,229,000

Cost and expenses:
         Products and services                                  1,079,000                1,039,000
         General and administrative                               268,000                  253,000
         Selling and marketing                                    114,000                   96,000
         Research and development                                 163,000                   86,000
                                                              -----------              -----------

                                                                1,624,000                1,474,000
                                                              -----------              -----------

Loss from operations                                             (426,000)                (245,000)


Other income (expense)
         Investment income                                         62,000                   19,000
         Other income (expense), net                               (5,000)                   2,000
                                                              -----------              -----------
                                                                   57,000                   21,000
                                                              -----------              -----------
Net loss (Note 5)                                             $  (369,000)             $  (224,000)
                                                              ===========              ===========

Weighted average number of shares
  outstanding                                                  16,008,989               15,100,262
                                                              ===========              ===========

Net loss per share                                            $     (0.02)             $     (0.01)
                                                              ===========              ===========





                            See accompanying notes.

                    AMERICAN BUSINESS COMPUTERS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                           Three Months Ended         Three Months Ended
                                                                July 29, 1995              July 30, 1994
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net loss                                                         $  (369,000)             $ (224,000)

     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                 20,000                  21,000

     Changes in operating assets and liabilities:
        Receivables                                                 (635,000)               (595,000)
        Inventories                                                 (434,000)                (73,000)
        Patents pending and deferred charges                           3,000                  11,000
        Accounts payable                                             460,000                 298,000
        Accrued liabilities                                         (624,000)                (68,000)
        Deferred income                                               (2,000)                (19,000)
                                                                 -----------              ----------

     Total adjustments                                            (1,212,000)               (425,000)
                                                                 -----------              ----------

Net cash used in operating activities                             (1,581,000)               (649,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

     Additions to property, plant, and equipment                      (7,000)               (581,000)
                                                                 -----------              ----------

Net cash used in investing activities                                 (7,000)               (581,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

     Proceeds from issuance of notes payable                         460,000                 490,000
     Proceeds from stock issued for exercise of warrants             200,000                       -
     Proceeds from collection of stockholders receivables              3,000                       -
     Proceeds from stock issued for exercise of stock options          2,000                       -
     Repayment of notes payable and loan costs                      (192,000)                      -
     Costs of private placements                                     (30,000)                      -
                                                                 -----------              ----------
Net cash provided by financing activities                            443,000                 490,000
                                                                 -----------              ----------

Net decrease in cash and cash equivalents                         (1,145,000)               (740,000)
Cash and cash equivalents at beginning of year                     1,309,000               2,021,000
                                                                 -----------              ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   164,000              $1,281,000
                                                                 ===========              ==========






                            See accompanying notes.

                    AMERICAN BUSINESS COMPUTERS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three months ended July 29, 1995
                                   Unaudited

                                              Number of     Common Stock       Additional         Retained            Notes
                                              Shares of         $.01 Par          Paid-in         Earnings      Receivable-
                                           Common Stock            Value          Capital     (Deficiency)     Stockholders
---------------------------------------------------------------------------------------------------------------------------------
Balance at April 29, 1995                    15,996,116         $160,000      $17,070,000     $(16,558,000)       $(157,000)

    Exercise of warrants (Note 6)               100,000            1,000          199,000

    Exercise of stock options (Note 6)            1,585                -            2,000

    Collection of note receivable-                                                                                    3,000
       stockholders

    Private placement costs                                                       (30,000)

    Net loss for the three months ended
       July 29, 1995                                                                              (369,000)
                                             ----------         --------      -----------     ------------        ---------
Balance at July 29, 1995                     16,097,701         $161,000      $17,241,000     $(16,927,000)       $(154,000)
                                             ==========         ========      ===========     ============        =========





                            SEE ACCOMPANYING NOTES.

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION
-----------------------------

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

2.       SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 29, 1995 are not necessarily indicative of the results that may be expected for the year ended April 27, 1996.

YEAR END - Effective May 1, 1994, the Company changed the fiscal year end to the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Both fiscal 1996 and fiscal 1995 consist of fifty-two weeks. The thirteen week quarters for fiscal 1996 end July 29, October 28, January 27, and April 27. The thirteen week quarters for fiscal 1995 ended July 30, October 29, January 28, and April 29.

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

MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 77 and 67 percent of the Company's total revenues, for the three months ended July 29, 1995 and July 30, 1994, respectively.

PROVISION FOR WARRANTY CLAIMS - Estimated warranty costs are provided at the time of sale of the warranted products.

NET LOSS PER SHARE - Net loss per share is computed on the basis of weighted average number of shares outstanding for the period. Common stock equivalents are not material, and therefore, are not included in the computation of primary earnings per share.

3.       INVENTORIES
--------------------

     Composition of inventories:        July 29, 1995       April 29, 1995
     Raw materials                         $  530,000           $  527,000
     Work-in-process                          639,000              207,000
     Finished goods                           484,000              485,000
                                           ----------           ----------
                                           $1,653,000           $1,219,000
                                           ==========           ==========

The above amounts are net of obsolescence reserves of $930,000 as of July and $943,000 as of April.

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Financing Arrangements
-------------------------------

BANK NOTE

Long-term debt consists of the following at July 29, 1995:

        Note payable to bank                                     $286,000
        Less amounts due within one year                          (10,000)
                                                                 --------
        Total long-term debt                                     $276,000
                                                                 ========


         The note payable to bank was entered into during fiscal 1995 to partially finance the purchase of the headquarters facility which was previously leased. The note payable has an adjustable interest rate ( 9.25% at July 29, 1995) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. The facility has a net book value of $473,000.

         Maturities of long-term debt for the five years subsequent to April 29, 1995 are as follows: 1996--$10,000; 1997--$11,000; 1998--$12,000;
1999--$13,000 and 2000--$15,000.

"BRIDGE" NOTES

         On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The transaction was exempt from registration under the Securities Act of 1933. The offering will extend to September 30, 1995. As of July 27, 1995, 18 units have been issued under the offering, providing the Company with $460,000 in proceeds. The Notes include a repayment provision requiring the Company to apply 40% of the net proceeds received by it from the sale of any of its Common Stock other than Common Stock issued upon the exercise of employee, director, or consultant stock options, to the pro-rata repayment of the Notes within sixty (60) days of the receipt of such proceeds. The Company has classified these Notes as short-term because of this repayment provision.

5.       INCOME TAXES
---------------------

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Company assets and liabilities. The components of the Company's deferred income tax assets are as follows:

                                               As of April 29, 1995
Net operating loss carryforwards                        $ 4,709,000
Inventory                                                   447,000
Other                                                       363,000
                                                        -----------
     Total deferred tax assets                            5,519,000
Valuation allowance for deferred taxes                   (5,519,000)
                                                        -----------
     Net deferred taxes                                 $       -0-
                                                        ===========

         At April 29, 1995, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $12,208,000 which expire in the years 1996 to 2010. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

6.       COMMON STOCK
---------------------
Stock Option Plans
------------------

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

Stock option transactions
under the 1990 plan:        Officers' & Employees'     Officers' & Employees'                 Directors'                Directors'
                              Shares Under Option        Shares Under Option        Shares Under Option       Shares Under Option
                           For Three Months Ended     For Three Months Ended     For Three Months Ended     For Three Months Ended

                                    July 29, 1995              July 30, 1994              July 29, 1995              July 30, 1994
                                    -------------              -------------              -------------              -------------
Outstanding, April 29, 1995               191,941                    104,018                    195,000                     75,000
Granted                                    32,000                    107,000                          -                    120,000
Exercised                                  (1,585)                         -                          -                          -
Cancelled                                 (91,500)                         -                          -                          -
                                          -------                    -------                    -------                    -------
Outstanding, July 29, 1995                130,856                    211,018                    195,000                    195,000
                                     --------------               --------------          --------------             --------------
Exercise Price Per Share             $1.63 to $3.44               $1.50 to $1.63          $1.25 to $3.25             $1.25 to $3.25


Warrants
--------
         On May 2, 1995, the Company granted David B. Hudson, V.P. - Domestic Beverage Sales, and Keith P. Jordan, National Account Manager (both of ABC Dispensing Technologies, Inc.), warrants to purchase 20,000 and 10,000 restricted shares of common stock, respectively, at $3.38 per share; the warrants expire May 2, 2000.

         On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The transaction was exempt from registration under the Securities Act of 1933. The offering will extend to September 30, 1995. As of July 29, 1996, 18 units have been issued under the offering, providing the Company with $460,000 in proceeds, net of the original issue discount. The notes include a repayment provision requiring the Company to apply 40% of the net proceeds received by it from the sale of any of its Common Stock other than Common Stock issued upon the exercise of employee, director, or consultant stock options, to the pro-rata repayment of the Notes within sixty (60) days of the receipt of such proceeds.

Shares Under Option

                                                For Three Months
                                               Ended July 29, 1995
Outstanding, April 29, 1995                         1,275,000
Granted                                               255,000
Exercised                                            (100,000)
Cancelled                                                   -
                                                     ---------
Outstanding, July 29, 1995                           1,430,000
                                                ==============
Exercise price per share                        $1.25 to $3.38

7.       OPERATING LEASES
-------------------------

         For the three months ended July 29, 1995 and July 30, 1994, aggregate rental expense for all operating leases, except those with terms of a month or less, was $6,000, and $22,000, respectively.

8.       RETIREMENT BENEFITS
----------------------------

         The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 15% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 3% of the participants' compensation. The cost of the Company's matching contribution for the three months ended July 29, 1995 and July 30, 1994 amounted to $3,000, and $2,000, respectively. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

9.       CONTINGENCIES
----------------------
A.  SECURITIES LITIGATION

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

         As of September 8, 1995, Pepsi owned 2,000,000 common shares of the Company, or 12.4% of the total outstanding stock. Subsequent to Pepsi's funding of 1,000,000 shares to the Securities Litigation settlement, Pepsi's ownership will be reduced to approximately 5.7%.

C.  LEGAL FEE AND SETTLEMENT COST ACCRUAL

         The estimated legal fees and settlement costs have been accrued for both of the above actions. The accrual as of July 29, 1995 was $896,000. The accrual as of April 29, 1995 was $1,498,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company reports on a fiscal year end on the Saturday closest to April 30. Fiscal year 1996 will end on April 27. The quarters end on July 29, 1995, October 28, 1995, January 27, 1996 and April 27, 1996 respectively.

DESCRIPTION OF BUSINESS

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

         As a research and development company, the Company faces certain inherent risks: (1) new product ideas may not advance beyond the development stage; (2) new products could be technically successful but fail commercially;
(3) successful new products could develop unplanned warranty expenses or face recall; (4) new products could be replaced by more advanced competitive products, and (5) sufficient funds may not be available to complete the development of new products.

SIGNIFICANT EVENT

         On July 17, 1995, the Company received a $7 million initial order for its new Juice Dispenser. This is the largest single order the Company has ever received and brought the Company's backlog to a record $9.4 million as of July 17, 1995. The microprocessor-driven system mixes and dispenses from juice concentrates, ensuring a controlled mixture and an accurate, standard portion. The Company filed for a patent on the controlling electronics and software. Shipments of this new product are expected to begin in the November-December 1995 time-frame and are expected to spread over a period of 18 months.

QUARTER ENDED JULY 29, 1995 COMPARED TO QUARTER ENDED JULY 30, 1994

         The net loss was $369,000 for the current quarter ("Q95") compared to $224,000 for the same period last year ("Q94"). Q95 total revenues were $1,198,000 compared to Q94 total revenues of $1,229,000.

Equipment/royalty sales:                     Q95              Q94
Paint dispensers                           $763,000       $  777,000
Soft drink dispensers                       127,000          141,000
ComputerBar dispensers                       15,000           95,000
                                           --------       ----------
                                           $905,000       $1,013,000

         The variance in ComputerBar revenues is due to the sporadic nature of incoming orders for this product line. Typically, 1-2 orders of widely varying size are received each quarter.

Services/component sales:                    Q95              Q94
Paint                                      $163,000         $ 85,000
Beverage                                    106,000           94,000
Other                                        24,000           37,000
                                           --------         --------
                                           $293,000         $216,000

         The increase in Paint services/component sales is due to the increased number of installed paint dispensers now being serviced in Q95 versus Q94. On February 13, 1995, the Company received a $990,000 initial order of "TAC-CB" units, the down-sized, lower-cost tint dispenser designed expressly for paint retailers and chains. The TAC-CB was in joint development for two years with Sherwin-Williams. The Company began shipping this new unit in May 1995.

         On April 3, 1995 the Company received a $1,856,000 reorder of the "Tint-A-Color" tint dispenser from Sherwin-Williams. The Company began shipping this order in July 1995.

The history of Tint-A-Color orders and shipments is as follows:

Order dates           Ship dates                         Sales Volume
February 1993    April-October 1993                       $1,637,000
June 1993        October 1993-February 1994               $1,663,000
March 1994       June-October 1994                        $1,659,000
April 1995       July-October 1995                        $1,856,000

         At the end of Q95, the combined backlog of TAC and TAC-CB was $2,171,000. This entire backlog is expected to ship in the second quarter ending October 28, 1995.

         The Company's gross profit on overall equipment sales was 25.1% in Q95 as compared to 29.2% in Q94 due to a difference in product mix. Paint equipment sales in Q95 were comprised of primarily TAC-CB units which carry a lower price and lower margin than TAC units. Q94 paint equipment sales were comprised of entirely TAC units.

         General and administrative expenses increased 6% from Q94 primarily as a result of increased public entity related costs, such as increased public relation expenses.

         Selling and marketing expenses increased 19% from Q94 with the following additions: (1) In November 1994, Randolph D. Letsch was recruited as V.P. Paint Sales of ABC Dispensing Technologies, Inc., the Company's operating subsidiary. Mr. Letsch joined the Company from Sherwin-Williams where he was Director of Sales, OEM and National Accounts, a position he held since 1986. The Company's intent was to acquire marketing expertise needed to expand the commercialization of paint dispensing both domestically and internationally;
(2) In February 1995, the Company promoted David B. Hudson to V.P. Sales - Domestic Beverage Equipment of ABC Dispensing Technologies, Inc. to enhance the beverage marketing efforts; (3) In March 1995, the Company recruited Keith P. Jordan from Pepsi-Cola Company, Houston, to enhance both beverage and new product marketing efforts; (4) an international marketing effort has begun for both paint and beverage products.

         Research and development expenses increased 90% from Q94 as a result of increased new product development activity. Numerous dispensing applications were under development during FY95 and these development projects have continued into FY96. The Juice Dispenser and TAC-CB were two such projects.

SALES BACKLOG

         At the end of Q95, sales order backlog (unshipped product orders) was $9,327,000. at the end of Q94, backlog was $997,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased to $164,000 as of July 29, 1995 from $1,309,000 as of April 29, 1995. Litigation settlement and fee payments (see Note 9 to Consolidated Financial Statements) required $602,000 during the quarter. The Company has a remaining accrual of $896,000 for additional estimated litigation settlement costs and fees to be incurred in the second and third quarters.

         Operations required an additional $979,000; the two major reasons were: (1) the Company acquired production inventory to fill the backlog of TAC-CB and TAC orders; net inventories increased $434,000, (2) with the increase in shipments, accounts receivable increased $635,000 during the quarter.

         To aid in financing this cash demand during this growth quarter, the Company issued $460,000 in 10% senior subordinated notes ("bridge loan") due June 1, 1998. Each unit ($25,000) of this note was granted 12,500 three-year warrants at an exercise price of $2.00. Interest payments are due semi-annually on June 1 and December 1. The Company also agreed to use 40% of the net proceeds of the issuance of Common Stock (other than via employee/director stock options) to prepay the notes within 60 days of the receipt of such proceeds.

         Additional financing was received via the exercise of 100,000 warrants for the purchase of 100,000 common shares at the exercise price of $2.00 per share for a total of $200,000. These warrants were acquired in the August-September 1994 private placement of 1 million common shares. (See Note 6 to the Consolidated Financial Statements).

         The Company has excellent relationships with its suppliers and was able to gain extended payment terms as a result. The Company intends to secure short-term financing (credit line) to reduce the dependence on suppliers.

         Fiscal year 1996 is a growth year for the Company. The first quarter revenues and current backlog of orders is approximately 3 times the total revenues of the Company for Fiscal year 1995. The Company must complete the development of certain new products, acquire inventory, build and ship finished products, and collect its receivables to complete each business cycle. The Company also anticipates the need for capital expenditures, mostly R&D related, in the range of $300,000 to $600,000 for Fiscal year 1996. This will require additional funding. During this growth period, the Company has sought additional alternative sources of cash through:

a.  Accounts receivable and inventory credit lines
b.  Private placements
c.  Warrant exercises
d.  Employee/director stock option exercises

         If the above sources of cash do not become available or are not sufficient, the Company may be forced to curtail R&D activities which would adversely affect future operating results.

         Of the 20 million authorized shares of common stock, 16 million are issued and outstanding, 2.2 million are committed for warrants, 400,000 are committed for employee/director stock options, and 150,000 is committed to the class action settlement fund. Approximately 1.2 shares remain uncommitted. The Company will seek authorization in the upcoming Proxy from the shareholders for additional shares of common stock.

PART II     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

         As of September 8, 1995, Pepsi owned 2,000,000 common shares of the Company, or 12.4% of the total outstanding stock. Subsequent to Pepsi's funding of 1,000,000 shares to the Securities Litigation settlement, Pepsi's ownership will be reduced to approximately 5.7%.

C.  LEGAL FEE AND SETTLEMENT COST ACCRUAL


         The estimated legal fees and settlement costs have been accrued for both of the above actions. The accrual as of July 29, 1995 was $896,000. The accrual as of April 29, 1995 was $1,498,000.

PART II     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      EXHIBITS

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

21.1     Subsidiaries of the Registrant.

24.      Power of Attorney (see signature page).

99.1 Stipulation of Settlement entered as of March 13, 1995 in connection with the Securities Litigation.

*A portion of this exhibit has been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(b)      REPORT ON FORM 8-K FILED IN THE QUARTER ENDED JULY 29, 1995.

         Form 8-K was filed on July 3, 1995 to report the following events:

         (1) On June 16, 1995, the United States District Court for the Southern District of New York approved and adjudged as "fair, reasonable and adequate" the terms of a settlement in a class action lawsuit, filed originally in 1991. No objections to any aspects of the settlement were filed with the Court prior to the entry of the Final Order of Judgement. With this settlement, the Company has no further litigation pending against it. The settlement provides for the payment to the plaintiff class of a minimum aggregate of $6,500,000 in cash and shares in the Company's common stock. The Company will contribute approximately $450,000 and 150,000 shares as its portion of the settlement with the other defendants contributing the balance.


         (2) On June 14, 1995, the Company offered 20 units of a Private Placement (aggregating $500,000) to "Accredited Investors." Each unit consisted of (a) a $25,000 10% Senior Subordinated Note due June 1, 1998 and
(b) a three year redeemable warrant to purchase 12,500 shares of the Company's common stock at an exercise price of $2.00 per share. (The exercise price could fall below $2.00 per share in year 3 under certain conditions.) Interest payments on the Notes shall be made semi-annually on each June 1 and December 1 commencing December 1, 1995 at the rate of 10% per annum or, if the holder elects to receive interest payments in Common Stock, at the rate of 12% per annum. The Company will use 40% of the net proceeds of any future issuance of the shares of Common Stock (other than shares issued to employees, directors, consultants upon the exercise of Common Stock options) to prepay the Notes within sixty (60) days of the receipt of such proceeds.

                                   SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  AMERICAN BUSINESS COMPUTERS CORPORATION
                                -------------------------------------------
                                                (REGISTRANT)



DATE:         9/13/95                          GARY T. SALHANY
         -------------------    -------------------------------------------
                                               Gary T. Salhany
                                               Treasurer