Form 10-Q
period 1995-10-28
AMERICAN BUSINESS COMPUTERS CORP
filed 1995-12-12
CIK 748103

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED OCTOBER 28, 1995

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

  Common Stock outstanding at December 11, 1995 was 16,672,493 shares.

                                    INDEX

           AMERICAN BUSINESS COMPUTERS CORPORATION AND SUBSIDIARIES


Part I   Financial Information                                 Page No.
--------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - October 28, 1995
         and April 29, 1995                                          3

         Consolidated statements of operations - Three
         months and six months ended October 28, 1995 and
         October 28, 1994                                            4

         Consolidated statements of cash flows - Six
         months ended October 28, 1995 and October 28, 1994          5

         Consolidated statement of stockholders' equity -
         Six months ended October 28, 1995                           6

         Notes to consolidated financial statements -
         October 28, 1995                                         7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     11-13


Part II  Other Information
--------------------------------------------------------------------------

Item 1.  Legal Proceedings                                          14

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits                                              15
         (B) Reports on Form 8-k



Signature                                                           16

                                             AMERICAN BUSINESS COMPUTERS CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS
                                                                                     Unaudited                  Audited
         ASSETS                                                               October 28, 1995           April 29, 1995
-----------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                $    844,000             $  1,309,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $89,000 as of July 29 and $78,000 as of April 29                     1,179,000                  285,000
           Notes receivable                                                             24,000                   22,000
         Inventories (Note 3)                                                        1,108,000                1,219,000
                                                                                  ------------             ------------
                 Total current assets                                                3,155,000                2,835,000

Property, Plant, and Equipment                                                       1,465,000                1,428,000
Less accumulated depreciation and amortization                                        (757,000)                (725,000)
                                                                                  ------------             ------------
                                                                                       708,000                  703,000
Other assets:
         Notes receivable                                                               48,000                   59,000
         Patents, less accumulated amortization of $445,000 as of October 28
         and $438,000 as of April 29                                                    30,000                   37,000
         Patents pending and deferred charges                                          135,000                   85,000
                                                                                  ------------             ------------
                                                                                       213,000                  181,000
                                                                                  ------------             ------------

TOTAL ASSETS                                                                      $  4,076,000             $  3,719,000
                                                                                  ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:

         Accounts payable                                                         $    752,000             $    454,000
         Notes payable (Note 4)                                                        281,000                  190,000
         Current portion of long-term debt (Note 4)                                     10,000                   10,000
         Accrued liabilities:
          Legal fees and settlement costs (Note 9)                                     537,000                1,635,000
          Employee compensation and benefits (Note 8)                                  212,000                  232,000
          Warranty reserve                                                             253,000                  183,000
          Other                                                                        215,000                  202,000
         Deferred income                                                                 3,000                   20,000
                                                                                  ------------             ------------
                 Total current liabilities                                           2,263,000                2,926,000

Long-term debt (Note 4)                                                                273,000                  278,000

Stockholders' equity (Note 6):
         Common Stock, $.01 par value; authorized
           20,000,000 shares; 16,668,165 shares issued
           and outstanding (15,996,116 at April 29, 1995)                              167,000                  160,000
         Additional paid-in capital                                                 18,590,000               17,070,000
         Retained earnings (deficiency)                                            (17,066,000)             (16,558,000)
                                                                                  ------------             ------------
                                                                                     1,691,000                  672,000
         Less notes receivable - stockholders                                         (151,000)                (157,000)
                                                                                  ------------             ------------
            Total Stockholders' Equity                                               1,540,000                  515,000
                                                                                  ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  4,076,000             $  3,719,000
                                                                                  ============             ============




                            See accompanying notes.

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
       Six Months and Three Months Ended October 28, 1995 and October 29, 1994

                                            Six Months Ended                                Three Months Ended
                                            Oct. 29, 1995        Oct. 29, 1994               Oct. 28, 1995      Oct. 29, 1994
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
         Products and services              $ 3,555,000              $ 2,383,000              $2,429,000              $1,224,000
         Royalties                              256,000                  148,000                 184,000                  78,000
                                             ----------               ----------               ----------             ----------
                                              3,811,000                2,531,000               2,613,000               1,302,000

Cost and expenses:
         Products and services                3,156,000                2,082,000               2,077,000               1,043,000
         General and administrative             577,000                  476,000                 309,000                 223,000
         Selling and marketing                  255,000                  198,000                 141,000                 102,000
         Research and development               363,000                  214,000                 200,000                1 28,000
                                             ----------               ----------               ---------               ---------

                                              4,351,000                2,970,000               2,727,000               1,496,000
                                             ----------               ----------               ---------               ---------

Loss from operations                           (540,000)                (439,000)               (114,000)               (194,000)


Other income:
         Investment income                       68,000                        -                   6,000                 (19,000)
         Other income and expense, net          (36,000)                       -                 (31,000)                ( 2,000)
                                             -----------              -----------              ----------             ----------
                                                 32,000                     -0-                  (25,000)                (21,000)
                                             -----------              -----------              -----------            -----------
Net loss (Note 5)                           $  (508,000)             $  (439,000)               $(139,000)             $(215,000)
                                            ============             ============              ==========             ===========

Weighted average number of shares
  outstanding                                16,140,467               15,341,941               16,272,087              15,706,810
                                            ===========              ===========              ===========             ===========

Net loss per share                          $     (0.03)             $     (0.03)              $   ( 0.01)             $    (0.01)
                                            ============             ============              ===========            ============



                                 Unaudited

                            See accompanying notes.

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                            Six Months Ended        Six Months Ended
                                                            October 28, 1995        October 29, 1994
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net loss                                                         $  (508,000)             $ (439,000)

     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                 39,000                  44,000

     Changes in operating assets and liabilities:
        Receivables                                                 (885,000)                 69,000
        Inventories                                                  111,000                 291,000
        Patents pending and deferred charges                         (50,000)                 15,000
        Accounts payable                                             298,000                 (47,000)
        Accrued liabilities                                       (1,035,000)               (291,000)
        Deferred income                                              (17,000)                (39,000)
                                                                 -----------             -----------

     Total adjustments                                            (1,539,000)                 42,000
                                                                 -----------             -----------

Net cash used in operating activities                             (2,047,000)               (397,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

     Additions to property, plant, and equipment                     (37,000)               (617,000)
     Additions to patents                                                  -                  (9,000)
                                                                 -----------             -----------

Net cash used in investing activities                                (37,000)               (626,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

     Proceeds (cost) of private placements                           584,000               1,072,000
     Proceeds from issuance of notes payable                         475,000                 490,000
     Stock contribution to class action settlement fund              450,000                       -
     Proceeds from stock issued for exercise of warrants             428,000                       -
     Proceeds from stock issued for exercise of stock options         65,000                   1,000
     Proceeds from collection of stockholders receivables              6,000                       -
     Repayment of notes payable and loan costs                      (389,000)                (18,000)
                                                                 -----------             -----------
Net cash provided by financing activities                          1,619,000               1,545,000
                                                                 -----------             -----------

Net increase (decrease) in cash and cash equivalents                (465,000)                522,000
Cash and cash equivalents at beginning of year                     1,309,000               2,021,000
                                                                 -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   844,000             $ 2,543,000
                                                                 ===========             ===========




                                   Unaudited

                            See accompanying notes.

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Six months ended October 28, 1995
                                  Unaudited

                                              Number of     Common Stock       Additional         Retained            Notes
                                              Shares of         $.01 Par          Paid-in         Earnings      Receivable-
                                           Common Stock            Value          Capital     (Deficiency)     Stockholders
---------------------------------------------------------------------------------------------------------------------------------
Balance at April 29, 1995                    15,996,116         $160,000      $17,070,000     $(16,558,000)       $(157,000)

    Private Placements (Note 6)                 258,000            3,000          581,000

    Exercise of warrants (Note 6)               214,000            2,000          426,000

    Exercise of stock options (Note 6)           50,049            1,000           64,000

    Collection of note receivable-                                                                                    6,000
       stockholders

    Contribution to class-action                150,000            1,000          449,000
       settlement fund (Note 9)

    Net loss for the six months ended                                                             (508,000)
       October 28, 1995

                                                                      -                -
                                             ----------         --------      -----------     ------------        ---------
Balance at October 28, 1995                  16,668,165         $167,000      $18,590,000     $(17,066,000)       $(151,000)
                                             ==========         ========      ===========     ============        =========



                                   Unaudited

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

2.       SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 28, 1995 are not necessarily indicative of the results that may be expected for the year ended April 27, 1996.

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

MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 84 and 69 percent of the Company's total revenues, for the six months ended October 28, 1995 and October 29, 1994, respectively.

PROVISION FOR WARRANTY CLAIMS - Estimated warranty costs are provided at the time of sale of the warranted products.

NET LOSS PER SHARE - Net loss per share is computed on the basis of weighted average number of shares outstanding for the period. Common stock equivalents are not material, and therefore, are not included in the computation of primary earnings per share.

3.       INVENTORIES
--------------------

     Composition of inventories:     October 28, 1995       April 29, 1995
     Raw materials                         $  530,000           $  527,000
     Work-in-process                          250,000              207,000
     Finished goods                           328,000              485,000
                                           ----------           ----------
                                           $1,108,000           $1,219,000
                                           ==========           ==========

The above amounts are net of obsolescence reserves of $906,000 as of October and $943,000 as of April.

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       FINANCING ARRANGEMENTS
-------------------------------

BANK NOTE

Long-term debt consists of the following at October 28, 1995:

        Note payable to bank                                     $283,000
        Less amounts due within one year                          (10,000)
                                                                 --------
        Total long-term debt                                     $273,000
                                                                 ========


         The note payable to bank was entered into during fiscal 1995 to partially finance the purchase of the headquarters facility which was previously leased. The note payable has an adjustable interest rate (9.25% at October 28, 1995) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. The facility has a net book value of $470,000.

         Maturities of long-term debt for the five years subsequent to April 29, 1995 are as follows: 1996--$10,000; 1997--$11,000; 1998--$12,000;
1999--$13,000 and 2000--$15,000.

"BRIDGE" NOTES

         On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The transaction was exempt from registration under the Securities Act of 1933. 19 units were issued under the offering, providing the Company with $475,000 in proceeds. The Notes include a repayment provision requiring the Company to apply 40% of the net proceeds received by it from the sale of any of its Common Stock other than Common Stock issued upon the exercise of employee, director, or consultant stock options, to the pro-rata repayment of the Notes within sixty (60) days of the receipt of such proceeds. The Company has classified these Notes as short-term because of this repayment provision.

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

         On August 1, 1995, the company granted options to Gary T. Salhany, Treasurer (30,000 options at $3.00 per share) and Thomas S. Green, V.P. Research and Development of ABC Dispensing Technologies, Inc. (30,000 options at $3.00 per share).


Stock option transactions
under the 1990 plan:        Officers' & Employees'     Officers' & Employees'                 Directors'                Directors'
                              Shares Under Option        Shares Under Option        Shares Under Option        Shares Under Option
                             For Six Months Ended       For Six Months Ended       For Six Months Ended       For Six Months Ended
                                 October 28, 1995           October 29, 1994           October 28, 1995           October 29, 1994
                                 ----------------           ----------------           ----------------           ----------------
Outstanding, April 29, 1995                 191,941                    104,018                    195,000                     75,000
Granted                                      97,250                    113,000                          -                    120,000
Exercised                                   (10,049)                      (779)                   (40,000)                         -
Cancelled                                  (121,828)                   (10,500)                         -                          -
                                            -------                    -------                    -------                    -------
Outstanding, October 28, 1995               157,314                    205,739                    155,000                    195,000
                                            -------                    -------                    -------                    -------
Exercise Price Per Share             $1.63 to $3.44             $1.50 to $2.88             $1.25 to $3.25             $1.25 to $3.25


Warrants
--------
         On May 2, 1995, the Company granted David B. Hudson, V.P. - Domestic Beverage Sales, and Keith P. Jordan, National Account Manager (both of ABC Dispensing Technologies, Inc.), warrants to purchase 20,000 and 10,000 restricted shares of common stock, respectively, at $3.38 per share; the warrants expire May 2, 2000.

         On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The transaction was exempt from registration under the Securities Act of 1933. 19 units were issued under the offering, providing the Company with $460,000 in proceeds, net of the original issue discount. The notes include a repayment provision requiring the Company to apply 40% of the net proceeds received by it from the sale of any of its Common Stock other than Common Stock issued upon the exercise of employee, director, or consultant stock options, to the pro-rata repayment of the Notes within sixty (60) days of the receipt of such proceeds.

         On August 1, 1995, the Company granted warrants to Herbert M. Pearlman, Chairman (200,000 at $3.00 per share), Robert A. Cutting, President (100,000 at $3.00 per share), and others (30,000 at varied prices).

         On September 14, 1995, the Company issued 200,000 warrants at $3.50 per share to Hussmann Corporation pursuant to the securities litigation settlement (see footnote 9 to the Consolidated Financial Statements).

Shares Under Option

                                               For Six Months
                                       Ended October 28, 1995
Outstanding, April 29, 1995                         1,275,000
Granted                                               797,500
Exercised                                            (214,000)
Cancelled                                                   -
                                                     ---------
Outstanding, July 28, 1995                           1,858,500
                                                ==============
Exercise price per share                        $1.25 to $3.50


Sale of Common Stock
--------------------

         In October 1995, the Company sold 258,000 registered shares at $2.25 per share in private transactions.

7.       OPERATING LEASES
-------------------------

         For the six months ended October 28, 1995 and October 29, 1994, aggregate rental expense for all operating leases, except those with terms of a month or less, was $20,000, and $43,000, respectively.

8.       RETIREMENT BENEFITS
----------------------------

         The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 3% of the participants' compensation. The cost of the Company's matching contribution for the six months ended October 28, 1995 and October 29, 1994 amounted to $5,000, and $4,000, respectively. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

9.       CONTINGENCIES
----------------------
A.  SECURITIES LITIGATION

         On March 2, 1995 the Company reported it had reached a settlement with the plaintiffs in a class action lawsuit, filed originally in 1991. The Federal Court approved the settlement on June 16, 1995. The plaintiffs are current and former shareholders who purchased shares during the period January 24, 1990 through August 1, 1991. The settlement provides for the payment to the plaintiff class of a minimum aggregate of $6,500,000 in cash and shares of the Company's common stock. The cash portion of the settlement will consist of $1,850,000, of which approximately $1,400,000 has been funded by certain of the named individual defendants who are current or former officers or directors, with the Company funding the remaining $450,000 on June 8, 1995. The stock portion of the settlement will consist of 1,550,000 shares of the Company's common stock, subject to adjustment if the per-share price falls below $3.00 or rises above $4.50. The Company has funded 150,000 shares, with the Pepsi-Cola Company funding 1,000,000 shares and Hussmann Corporation funding 400,000 shares. Pepsi-Cola and Hussmann were co-defendants in the litigation. The Company has granted common stock purchase warrants having a term of five years to Pepsi for 500,000 shares and to Hussmann for 200,000 shares, at an exercise price of $3.50 per share. The warrants are callable after three years if the price of the Company's common stock is in excess of $10.00 per share.

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

         As of December 11, 1995, Pepsi owned 1,000,000 common shares of the Company, or 6.0% of the total outstanding stock.

C.  LEGAL FEE AND SETTLEMENT COST ACCRUAL

         The estimated legal fees and settlement costs have been accrued for both of the above actions. The accrual as of October 28, 1995 was $445,000. The accrual as of April 29, 1995 was $1,498,000.

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

SIGNIFICANT INCOMING ORDERS

         On July 17, 1995, the Company received a $7 million initial order for its new Juice Dispenser. This is the largest single order the Company has ever received and brought the Company's backlog to a record $9.4 million as of July 17, 1995. The microprocessor-driven system mixes and dispenses from juice concentrates, ensuring a controlled mixture and an accurate, standard portion. The Company filed for a patent on the controlling electronics and software.
To date, the Company has shipped four field test units and expects to ship an additional 25 field test units in the December 1995-January 1996 time-frame. Shipments of subsequent units are expected to spread over a period of 18 months.

         On December 7, 1995, the Company received a $1.8 million order from The Sherwin-Williams Company for Tint-A-Color dispensers. These units are expected to ship in the Company's 4th fiscal quarter (February-April 1996). This incoming order brings the Company's back to approximately $8.8 million as of December 7, 1995.

SIX MONTHS ENDED OCTOBER 28, 1995 COMPARED TO SIX MONTHS ENDED OCTOBER 29, 1994

         The net loss was $508,000 for the current period compared to $439,000 for the same period last year. Total revenues for the current period were $3,811,000 compared to prior year-to-date total revenues of $2,531,000.

Equipment/royalty sales:                     YTD 95           YTD 94
Paint dispensers                           $2,950,000       $1,650,000
Beverage dispensers                           357,000          412,000
                                           ----------       ----------
                                           $3,307,000       $2,062,000


Services/component sales:                      YTD 95           YTD 94
Paint                                        $237,000         $154,000
Beverage                                      230,000          249,000
Other                                          37,000           66,000
                                             --------         --------
                                             $504,000         $469,000

         The increase in Paint services/component sales is due to the increased number of installed paint dispensers now being serviced versus the same period last year. On February 13, 1995, the Company received a $990,000 initial order of "TAC-CB" units, the down-sized, lower-cost tint dispenser designed expressly for paint retailers and chains. The TAC-CB was in joint development for two years with Sherwin-Williams. The Company shipped this order in May-October 1995.


The FY95 and FY96 history of Tint-A-Color orders and shipments is as follows:

Model            Order dates         Ship dates                              Sales Volume
TAC              March 1994          June-October 1994                        $1,659,000
TAC-CB           February 1995       May-October 1995                         $  990,000
TAC              April 1995          July-October 1995                        $1,856,000
TAC              December 1995       (Est.) February-April 1996               $1,855,000


         The Company's gross profit on overall equipment sales was 27.5% year-to-date as compared to 27.9% for the same period last year.

         General and administrative expenses increased 21% from from the same period last year primarily as a result of increased public entity related costs (e.g. public relation expenses).

         Selling and marketing expenses increased 29% from the same period last year with the following additions: (1) In November 1994, Randolph D. Letsch was recruited as V.P. Paint Sales of ABC Dispensing Technologies, Inc., the Company's operating subsidiary. Mr. Letsch joined the Company from Sherwin-Williams where he was Director of Sales, OEM and National Accounts, a position he held since 1986. The Company's intent was to acquire marketing expertise needed to expand the commercialization of paint dispensing both domestically and internationally; (2) In February 1995, the Company promoted David B. Hudson to V.P. Sales - Domestic Beverage Equipment of ABC Dispensing Technologies, Inc. to enhance the beverage marketing efforts; (3) In March 1995, the Company recruited Keith P. Jordan from Pepsi-Cola Company, Houston, to enhance both beverage and new product marketing efforts; (4) an international marketing effort has begun for both paint and beverage products.

         Research and development expenses increased 70% from the same period last year as a result of increased new product development activity. Numerous dispensing applications were under development during FY95 and these development projects have continued into FY96. The Juice Dispenser and TAC-CB were two such projects.

SALES BACKLOG

         As of October 28, 1995 sales order backlog (unshipped product orders) was $7,061,000. As of October 29, 1994, backlog was $287,000. The December 7, 1995 incoming order of $1.8 million for "TAC" units brings the current backlog to approximately $8.8 million.


QUARTER ENDED OCTOBER 28, 1995 COMPARED TO QUARTER ENDED OCTOBER 29, 1994

         The net loss was $139,000 for the current quarter ("Q95"), compared to $215,000 for the same period last year ("Q94"). Total revenues for Q95 were $2,613,000 compared to Q94 revenues of $1,302,000.


Equipment/royalty sales:                Q95                 Q94

Paint dispensers                    $2,187,000          $  873,000
Beverage dispensers                    215,000             176,000
                                    ----------          ----------
                                    $2,402,000          $1,049,000


Services/component sales:               Q95                 Q94

Paint                                 $ 74,000            $ 69,000
Beverage                               124,000             155,000
Other                                   13,000              29,000
                                      --------            --------
                                      $211,000            $253,000


         The Company's gross profit on overall equipment sales was 28.5% for Q95 as compared to 26.6% for Q94. This improvement is due to a favorable product mix.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased to $844,000 as of October 28, 1995 from $1,309,000 as of April 29, 1995. Litigation settlement and fee payments (see Note 9 to Consolidated Financial Statements) required $603,000 this year. The Company also contributed 150,000 shares of common stock to the litigation settlement fund.

         Operations required an additional $994,000: the Company acquired inventory, built, and shipped the backlog of TAC-CB and TAC orders, which resulted in a net accounts receivable increase of $894,000, as of October 28, 1995 compared to April 29, 1995.

         To aid in financing these cash demands during this growth year, the Company issued $475,000 in 10% senior subordinated notes ("bridge loan") due June 1, 1998. Each unit ($25,000) of this note was granted 12,500 three-year warrants at an exercise price of $2.00. Interest payments are due semi-annually on June 1 and December 1. The Company also agreed to use 40% of the net proceeds of the issuance of Common Stock (other than via employee/director stock options) to prepay the notes within 60 days of the receipt of such proceeds. As of October 28, 1995, the Company has repaid $194,000 on this note: these repayments were triggered by the issuance of common stock.

         The Company sold 258,000 registered shares at $2.25 per share in private transactions, for net proceeds of $584,000.


         Additional financing was received via the exercise of 214,000 warrants for the purchase of 214,000 common shares at the exercise price of $2.00 per share for a total of $428,000. These warrants were acquired in the August-September 1994 private placement of 1 million common shares.

         The Company has received verbal approval from two lending sources. The first source has offered an accounts receivable-based credit line of $750,000. The second source has offered an asset-based 3-year term loan of $500,000. Both funding offers are currently being reviewed.

         Fiscal year 1996 is a growth year for the Company. The year to date revenues and backlog of orders is approximately 3 times the total revenues of the Company for Fiscal year 1995. The Company must complete the development of certain new products, acquire inventory, build and ship finished products, and collect its receivables to complete each business cycle. During this growth period, the Company will utilize various fudning alternatives:

a.  Accounts receivable credit lines
b.  Asset-based term loans
c.  Private placements
d.  Warrant exercises
e.  Employee/director stock option exercises

         If the above sources of cash do not become available or are not sufficient, the Company may be forced to curtail marketing and R&D activities which would adversely affect future operating results.

         Of the 20 million authorized shares of common stock, 16.7 million are issued and outstanding, 2.4 million are committed for warrants, 300,000 are committed for employee/director stock options, and 200,000 are committed to an asset-based lender. Approximately 400,000 shares remain uncommitted. The Company will seek authorization in the upcoming Proxy from the shareholders for additional shares of common stock.

PART II     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

A.  SECURITIES LITIGATION

         On March 2, 1995 the Company reported it had reached a settlement with the plaintiffs in a class action lawsuit, filed originally in 1991. The Federal Court approved the settlement on June 16, 1995. The plaintiffs are current and former shareholders who purchased shares during the period January 24, 1990 through August 1, 1991. The settlement provides for the payment to the plaintiff class of a minimum aggregate of $6,500,000 in cash and shares of the Company's common stock. The cash portion of the settlement will consist of $1,850,000, of which approximately $1,400,000 has been funded by certain of the named individual defendants who are current or former officers or directors, with the Company funding the remaining $450,000 on June 8, 1995. The stock portion of the settlement will consist of 1,550,000 shares of the Company's common stock, subject to adjustment if the per-share price falls below $3.00 or rises above $4.50. The Company has funded 150,000 shares, with the Pepsi-Cola Company funding 1,000,000 shares and Hussmann Corporation funding 400,000 shares. Pepsi-Cola and Hussmann were co-defendants in the litigation. The Company has granted common stock purchase warrants having a term of five years to Pepsi for 500,000 shares and to Hussmann for 200,000 shares, at an exercise price of $3.50 per share. The warrants are callable after three years if the price of the Company's common stock is in excess of $10.00 per share.

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

         As of December 11, 1995, Pepsi owned 1,000,000 common shares of the Company, or 6.0% of the total outstanding stock.

C.  LEGAL FEE AND SETTLEMENT COST ACCRUAL


         The estimated legal fees and settlement costs have been accrued for both of the above actions. The accrual as of October 28, 1995 was $445,000. The accrual as of April 29, 1995 was $1,498,000.

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

(b)      REPORTS ON FORM 8-K FILED IN THE QUARTER ENDED OCTOBER 28, 1995.

         Form 8-K was filed on August 2, 1995 to report the following event:

         On July 17, 1995, the Company received a $7 million initial order for its Juice Dispenser. This is the largest single order the Company has ever received and brings the Company's backlog to a record $9.4 million. The customer name and market cannot be divulged at this time pursuant to their request for secrecy for competitive reasons.

         Form 8-K was filed on October 10, 1995 to report the following event:

         Shares of the Common Stock of the Company are listed for trading on the NASDAQ SmallCap Market. Paragraph 1(c)(3) of Part II of Schedule D on the NASD By-Laws states that for continued inclusion, an "issuer" shall have capital and surplus of at least $1,000,000. The form 10-Q of the Company for the period ending July 27, 1995 reported capital and surplus of $321,000.

         The Company submitted a Plan of Compliance to the NASD, at their request, demonstrating how the Company will comply with the NASD requirements. The Company is able to report that effective October 6, 1995, the Company's capital and surplus is $1,379,000, in excess of the NASDAQ requirements. The Company believes that it will be able to continue to meet NASDAQ's maintenance standards.

                                  SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  AMERICAN BUSINESS COMPUTERS CORPORATION
                                -------------------------------------------
                                                (Registrant)



DATE:
         -------------------    -------------------------------------------
                                               Gary T. Salhany
                                               Treasurer