Form 10-Q
period 1996-01-27
AMERICAN BUSINESS COMPUTERS CORP
filed 1996-03-12
CIK 748103

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JANUARY 27, 1996

                                   OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                       Commission file number: 0-14922

                   AMERICAN BUSINESS COMPUTERS CORPORATION
                   (a.k.a. ABC Dispensing Technologies, Inc.)
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

             Registrant's telephone number, including area code: (330) 733-2841

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

        Common Stock outstanding at March 11, 1996 was 16,692,493 shares.

                                    INDEX

            ABC DISPENSING TECHNOLOGIES, INC. AND SUBSIDIARIES


Part I   Financial Information                                 Page No.
--------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -January 27, 1996
         and April 29, 1995                                        3

         Consolidated statements of operations - Three
         months and nine  months ended January 27, 1996 and
         January 28, 1995                                          4

         Consolidated statements of cash flows - Nine
         months ended January 27, 1996 and January 28, 1995        5

         Consolidated statement of stockholders' equity -
         Nine months ended January 27, 1996                        6

         Notes to consolidated financial statements -
         January 27, 1996                                          7-10


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     11-13


Part II  Other Information
--------------------------------------------------------------------------

Item 1.  Legal Proceedings                                          14

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  Submission  of Matters to a Vote of  Security  Holders     15

Item 5.  (Not Applicable)

Item 6.  (A) Exhibits                                               16
         (B) Reports on Form 8-k


Signature                                                           17

                                                 ABC DISPENSING TECHNOLOGIES, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                                                     Unaudited                  Audited
         ASSETS                                                               January 27, 1996           April 29, 1995
-----------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                $    650,000             $  1,309,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $117,000 as of January 27 and $78,000 as of April 29                   260,000                  285,000
           Notes receivable                                                             33,000                   22,000
         Inventories (Note 3)                                                        1,326,000                1,219,000
                                                                                  ------------             ------------
                 Total current assets                                                2,269,000                2,835,000

Property, Plant, and Equipment                                                       1,493,000                1,428,000
Less accumulated depreciation and amortization                                        (773,000)                (725,000)
                                                                                  ------------             ------------
                                                                                       720,000                  703,000
Other assets:
         Notes receivable                                                               71,000                   59,000
         Patents, less accumulated amortization of $448,000 as of January 27
         and $438,000 as of April 29                                                    26,000                   37,000
         Patents pending and deferred charges                                          140,000                   85,000
         Selling rights, less accumulated amortization of $15,000
           as of January 27 and $-0- as of April 29                                    160,000                      -0-
                                                                                  ------------             ------------
                                                                                       397,000                  181,000
                                                                                  ------------             ------------
TOTAL ASSETS                                                                      $  3,386,000             $  3,719,000
                                                                                  ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:

         Accounts payable                                                         $    397,000             $    454,000
         Notes payable (Note 4)                                                         18,000                  190,000
         Current portion of long-term debt (Note 4)                                    120,000                   10,000
         Accrued liabilities:
          Legal fees and settlement costs (Note 9)                                     155,000                1,635,000
          Employee compensation and benefits (Note 8)                                  187,000                  232,000
          Warranty reserve                                                             242,000                  183,000
          Selling rights                                                               146,000                      -0-
          Other                                                                        264,000                  222,000
                                                                                  ------------             ------------
                 Total current liabilities                                           1,529,000                2,926,000

Long-term debt (Note 4)                                                                693,000                  278,000

Stockholders' equity (Note 6):
         Common Stock, $.01 par value; authorized
           20,000,000 shares; 16,692,493 shares issued
           and outstanding (15,996,116 at April 29, 1995)                              167,000                  160,000
         Additional paid-in capital                                                 18,623,000               17,070,000
         Retained earnings (deficiency)                                            (17,477,000)             (16,558,000)
                                                                                  ------------             ------------
                                                                                     1,313,000                  672,000
         Less notes receivable - stockholders                                         (149,000)                (157,000)
                                                                                  ------------             ------------
            Total Stockholders' Equity                                               1,164,000                  515,000
                                                                                  ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  3,386,000             $  3,719,000
                                                                                  ============             ============


                            See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
    Nine Months and Three Months Ended January 27, 1996 and January 28, 1995

                                            Nine Months Ended,                               Three Months Ended,
                                            Jan. 27, 1996        Jan. 28, 1995               Jan. 27, 1996      Jan. 28, 1995
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
        Products and services                $ 3,980,000             $ 2,845,000              $   425,000            $   462,000
        Royalties                                256,000                 149,000                        -                  1,000
                                             -----------             -----------              -----------            -----------
                                               4,236,000               2,994,000                  425,000                463,000

Cost and expenses:
        Products and services                  3,683,000               2,598,000                  527,000                516,000
        General and administrative               921,000                 674,000                  344,000                198,000
        Selling and marketing                    367,000                 350,000                  112,000                152,000
        Research and development                 517,000                 404,000                  154,000                190,000
                                             -----------             -----------              -----------            -----------
                                               5,488,000               4,026,000                1,137,000              1,056,000

Loss from operations                          (1,252,000)             (1,032,000)                (712,000)              (593,000)


Other income (Expense):
        Securities and contract litigation
          fees and settlement costs (Note 9)     328,000              (1,000,000)                 328,000             (1,000,000)
        Investment income                         71,000                  56,000                    3,000                 24,000
        Other income and expense, net            (66,000)                (15,000)                 (30,000)                17,000
                                             -----------             -----------              -----------            -----------
                                                 333,000                (959,000)                 301,000               (959,000)
                                             -----------             -----------              -----------            -----------


Net loss (Note 5)                            $  (919,000)            $(1,991,000)             $  (411,000)           $(1,552,000)
                                             ===========             ===========              ===========            ===========

Weighted average number of shares
  outstanding                                 16,320,562              15,555,742               16,672,361             15,991,897
                                             ===========             ===========              ===========            ===========

Net loss per share                           $      (.06)            $     (0.13)             $     (0.02)           $     (0.10)
                                             ===========             ===========              ===========            ===========



                                   Unaudited

                            See accompanying notes.

                      ABC DISPENSING TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                           Nine Months Ended       Nine Months Ended
                                                            January 27, 1996        January 28, 1995
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net loss                                                         $  (919,000)            $(1,991,000)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                 73,000                  56,000

     Changes in operating assets and liabilities:
        Receivables                                                    2,000                 179,000
        Inventories                                                 (107,000)                281,000
        Patents pending and deferred charges                         (55,000)                 (7,000)
        Accounts payable                                             (57,000)                (34,000)
        Accrued liabilities                                       (1,278,000)                523,000
                                                                 -----------             -----------
     Total adjustments                                            (1,422,000)                998,000
                                                                 -----------             -----------

Net cash used in operating activities                             (2,341,000)               (993,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
     Additions to selling rights                                    (175,000)                      -
     Additions to property, plant, and equipment                     (65,000)               (615,000)
     Additions to patents                                              1,000                  (9,000)
                                                                 -----------             -----------
Net cash used in investing activities                               (239,000)               (624,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

     Proceeds of private placements                                  593,000               1,028,000
     Proceeds from issuance of notes payable                       1,007,000                 490,000
     Stock contribution to class action settlement fund              467,000                       -
     Proceeds from stock issued for exercise of warrants             428,000                       -
     Proceeds from stock issued for exercise of stock options         72,000                  23,000
     Proceeds from collection of stockholders receivables              8,000                       -
     Repayment of notes payable and loan costs                      (654,000)                (23,000)
                                                                 -----------             -----------
Net cash provided by financing activities                          1,921,000               1,518,000
                                                                 -----------             -----------

Net increase (decrease) in cash and cash equivalents                (659,000)                (99,000)
Cash and cash equivalents at beginning of year                     1,309,000               2,021,000
                                                                 -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   650,000             $ 1,922,000
                                                                 ===========             ===========



                                   Unaudited

                            See accompanying notes.

                      ABC DISPENSING TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine months ended January 27, 1996
                                  Unaudited

                                              Number of     Common Stock       Additional         Retained            Notes
                                              Shares of         $.01 Par          Paid-in         Earnings      Receivable-
                                           Common Stock            Value          Capital     (Deficiency)     Stockholders
---------------------------------------------------------------------------------------------------------------------------------
Balance at April 29, 1995                    15,996,116         $160,000      $17,070,000     $(16,558,000)       $(157,000)

    Private Placements (Note 6)                 278,000            3,000          590,000

    Exercise of warrants (Note 6)               214,000            2,000          426,000

    Exercise of stock options (Note 6)           54,377            1,000           71,000

    Collection of note receivable-                                                                                    8,000
       stockholders

    Contribution to class-action                150,000            1,000          466,000
       settlement fund (Note 9)

    Net loss for the nine months ended                                                            (919,000)
       January 27 1996


                                             ----------         --------      -----------     ------------        ---------
Balance at January 27, 1996                  16,692,493         $167,000      $18,623,000     $(17,477,000)       $(149,000)
                                             ==========         ========      ===========     ============        =========


                                   Unaudited

                            See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS DESCRIPTION
-------------------------

     ABC ("the Company") is a technology firm. Our core competence is our ability to use existing technology and to create new technology to develop dispensing systems and mechanisms. Our interpretation of dispensing systems and the related technology is unrestricted. The Company is not limited to dispensing liquids; the Company will dispense virtually any substance. The Company is not limited to pneumatic or electronic technology; the Company will utilize any technology, including: mechanical, electro-mechanical, hydraulic, and sonic.

2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 27, 1996 are not necessarily indicative of the results that may be expected for the year ended April 27, 1996.

YEAR END - Effective May 1, 1994, the Company changed the fiscal year-end to the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Both fiscal 1996 and fiscal 1995 consist of fifty-two weeks. The thirteen week quarters for fiscal 1996 end July 29, October 28, January 27, and April 27. The thirteen week quarters for fiscal 1995 ended July 30, October 29, January 28, and April 29.

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

SELLING RIGHTS - Selling rights are recorded at cost. The Company has acquired from The Sherwin-Williams Company the rights to sell a chemical coatings dispensing product originally developed exclusively for The Sherwin-Williams Company. Amortization is provided under the straight-line method over a period of three years.

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

MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 78 and 63 percent of the Company's total revenues, for the nine months ended January 27, 1996 and January 28, 1995, respectively.

PROVISION FOR WARRANTY CLAIMS - Estimated warranty costs are provided at the time of sale of the warranted products.

NET LOSS PER SHARE - Net loss per share is computed on the basis of weighted average number of shares outstanding for the period. Common stock equivalents are not material, and therefore, are not included in the computation of primary earnings per share.

3.   INVENTORIES
----------------

     Composition of inventories:    January 27, 1996      April 29, 1995
     Raw materials                       $   801,000         $   527,000
     Work-in-process                         250,000             207,000
     Finished goods                          275,000             485,000
                                          ----------          ----------
                                          $1,326,000          $1,219,000
                                          ==========          ==========

The above amounts are net of obsolescence reserves of $906,000 as of January and $943,000 as of April.

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   FINANCING ARRANGEMENTS
---------------------------

BANK NOTE

     In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000.

     The note payable to the bank was entered into during fiscal 1995 to partially finance the purchase of the headquarters facility which was previously leased. The note payable has an adjustable interest rate (9.25% at January 27, 1996) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. The facility has a net book value of $466,000.

Long-term debt consists of the following at January 27, 1996:

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

"BRIDGE" NOTES

     On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The transaction was exempt from registration under the Securities Act of 1933. 19 units were issued under the offering, providing the Company with $475,000 in proceeds. The Notes include a repayment provision requiring the Company to apply 40% of the net proceeds received by it from the sale of any of its Common Stock other than Common Stock issued upon the exercise of employee, director, or consultant stock options, to the pro-rata repayment of the Notes within sixty (60) days of the receipt of such proceeds. As a result of this repayment provision the notes were paid in full on February 16, 1996.

"MEZZANINE" NOTE

     On January 17, 1996, the Company obtained a $500,000 working capital loan from the Mezzanine Financial Fund, L.P. Interest is due monthly at the rate of 18% per annum. The terms of the Loan require a $100,000 repayment of principal on each of the first and second anniversaries of the closing of the Loan. The balance of $300,000 is due on the third anniversary. Mezzanine, at its option, may convert the principal amount of the Loan into Common Stock at a price of $3.00 per share, or, if the entire Loan is converted, 166,666 shares of Common Stock (including standard anti-dilution provisions). In consideration for providing the Loan, Mezzanine received a five (5) year warrant to acquire shares of Common Stock at a price equal to the lower of seventy percent (70%) of the 30-day average trading price prior to closing of the Loan, or $2.50 (the "Price"). The warrant exercise price was therefore determined to be $2.04 per share. The number of shares subject to the warrant will be determined by dividing the Price into an amount equal to 10% of the average annual Loan balance multiplied by the number of years the Loan is outstanding (the "Warrant Fee"). The resulting maximum number of warrants that could be issued are 58,910. At Mezzanine's election, all or any part of the Warrant Fee may be put to the Company upon repayment of the Loan for payment in cash in the amount equal to 70% of such Warrant Fee, paid in equal monthly payments over the same number of months that the Loan was outstanding. Additionally, Mezzanine received a closing fee equal to 2% of the amount of the Loan and reimbursement for expenses associated with the making of the Loan.

     Herbert M. Pearlman, Chairman of the Board of Directors of the Company, is a director, officer and principal stockholder of the general partner of Mezzanine. Mr. Pearlman is also Chairman, chief executive officer and a principal stockholder of Helm Resources, Inc., a publicly traded company which holds an approximately 14% equity stake in Mezzanine.

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INCOME TAXES
-----------------

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
                                                     ===========

     At April 29, 1995, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $12,799,000 which expire in the years 1996 to 2010. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

6.   COMMON STOCK
-----------------

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

     On August 1, 1995, the Company granted options to Gary T. Salhany, Treasurer (30,000 options at $3.00 per share) and Thomas S. Green, V.P.- Research and Development of ABC Dispensing Technologies, Inc. (30,000 options at $3.00 per share).

Stock option transactions
under the 1990 plan:        Officers' & Employees'     Officers' & Employees'                 Directors'                Directors'
                              Shares Under Option        Shares Under Option        Shares Under Option        Shares Under Option
                            For Nine Months Ended      For Nine Months Ended      For Nine Months Ended      For Nine Months Ended
                                 January 27, 1996           January 28, 1995           January 27, 1996           January 28, 1995
                                 ----------------           ----------------           ----------------           ----------------
Outstanding, Beginning of Year            191,941                    104,018                    195,000                     75,000
Granted                                   112,750                    114,000                          -                    120,000
Exercised                                 (14,367)                   (15,077)                   (40,000)                         -
Cancelled                                 (96,010)                   (17,500)                   (25,000)                         -
                                          -------                    -------                    -------                    -------
Outstanding, End of Period                194,314                    185,441                    130,000                    195,000
                                          -------                    -------                    -------                    -------
Exercise Price Per Share           $1.63 to $3.44             $1.50 to $3.44             $1.25 to $3.25             $1.25 to $3.25



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

     On November 1, 1995, the Company issued 500,000 warrants at $3.50 per share to Pepsi-Cola Company pursuant to the securities litigation settlement (see footnote 9 to the Consolidated Financial Statements).

     On December 11, 1995, the Company issued 30,000 warrants at $2.25 per share pursuant to a sale of common stock (see next page).

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   COMMON STOCK (CONTINUED)
-----------------------------

Shares Under Option                          For Nine Months
                                      Ended January 27, 1996
Outstanding, April 29, 1995                        1,275,000
Granted                                            1,327,500
Exercised                                           (214,000)
Cancelled                                                  -
                                                   ---------
Outstanding, January 27, 1996                      2,388,500
                                                   ---------
Exercise price per share                      $1.25 to $3.50

Sale of Common Stock
--------------------

     During the period October to December 1995, the Company sold 278,000 registered shares at $2.25 per share in private transactions.


7.   OPERATING LEASES
---------------------

     For the nine months ended January 27, 1996 and January 28, 1995, aggregate rental expense for all operating leases, except those with terms of a month or less, was $29,000, and $40,000, respectively.

8.   RETIREMENT BENEFITS
------------------------

     The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution for the nine months ended January 27, 1996 and January 28, 1995 amounted to $9,000, and $6,000, respectively. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

9.   LEGAL PROCEEDINGS
----------------------

     On March 13, 1995, the Company and other defendants (officers and directors and former directors of the Company) entered into a Stipulation of Settlement (the "Settlement") with the Plaintiffs in a class action lawsuit (the "Securities Litigation") that provided for the Settlement of the Securities Litigation. The Settlement provided for a Gross Settlement Fund of $1,850,000, plus 1,550,000 shares of the Company's common stock. The Stipulation defined the Plaintiff class as "all persons who purchased ABCC common stock on the open market from January 24, 1990 through August 1, 1991, inclusive." On June 19, 1995, the U.S. Federal District Court for the Southern District of New York entered a Final Judgment approving the Settlement as "fair, reasonable and adequate to members of the class." Pursuant to the terms of the Final Judgment, on July 6, 1995, Plaintiffs' counsel were paid attorneys' fees of $550,000 (plus $1,078 of accrued interest after taxes) on the cash portion of the Settlement Fund and were reimbursed $244,394 for expenses out of the Gross Settlement Fund. Plaintiffs' counsel also received an aggregate of 465,000 shares of common stock of the Company awarded to Plaintiffs' counsel from the Gross Settlement Fund as a portion of attorneys' fees. These shares of common stock were distributed to Plaintiffs' counsel in early February 1996.

     On January 16, 1996, the U.S. Federal District Court ordered the distribution of the Net Settlement Fund consisting of approximately $1,085,000 cash and 1,085,000 shares of common stock of the Company to 1,469 authorized claimants. The distribution to authorized claimants was made pursuant to the Order of the Court on about February 23, 1996. There is no further action to be taken in connection with the Securities Litigation since the Settlement has been effectuated in accordance with the Order of the Court.

     Refer to the Company's SEC Form 10-K for the fiscal year ended April 30, 1994 and the Company's SEC Form 10-Q for the period ended October 28, 1995 for additional information regarding the Securities Litigation.

     The estimated legal fees and settlement costs have been accrued for the above action. The remaining accrual as of January 27, 1996 was $100,000, as certain legal fees remain unpaid. The accrual as of April 29, 1995 was $1,498,000.

     The Company presently is not involved as a defendant in any litigation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports on a fiscal year end on the Saturday closest to April
30. Fiscal year 1996 will end on April 27. The quarters end on July 29, 1995, October 28, 1995, January 27, 1996 and April 27, 1996 respectively.

DESCRIPTION OF BUSINESS

     ABC ("the Company") is a technology firm. Our core competence is our ability to use existing technology and to create new technology to develop dispensing systems and mechanisms. Our interpretation of dispensing systems and the related technology is unrestricted. The Company is not limited to dispensing liquids; the Company will dispense virtually any substance. The Company is not limited to pneumatic or electronic technology, the Company will utilize any technology, including: mechanical, electro-mechanical, hydraulic, and sonic.

     Dispensing pervades nearly every industry. Dispensing plays a key role in some of the world's largest industries: for example, transportation, medical/pharmaceutical, and food service, to name a few. In addition to a growing, global demand for dispensing systems for fuel, drugs, and beverages, there is a need for dispensing systems in the construction industry for concrete additives, the graphics industry for printing ink, and the paint industry for tints and bases. Everyday each of us uses water in our homes, without thinking of it as a dispensing system-- but it is. The industrial use of water for cooling, heating, and cleaning also requires a dispensing system. Dispensing systems are an ubiquitous part of most individual's and business' daily routines. Dispensing occurs at the manufacturing, wholesale, retail and residential levels. The current trend in corporate downsizing could create additional opportunities for outsourced research and development.

     Our strategy is to develop dispensing systems and components in partnership with industry leaders who have significant market shares and effective marketing organizations. These new dispensing systems are to be marketed by our business partners. Our joint efforts will maximize our technological strengths and capitalize on the marketing strengths of our industry leading partners.

     As a research and development company, the Company faces certain inherent risks: (1) new product ideas may not advance beyond the development stage; (2) new products could be technically successful but fail commercially; (3) successful new products could develop unplanned warranty expenses or face recall; (4) new products could be replaced by more advanced competitive products; and (5) sufficient funds may not be available to complete the development of new products.

SIGNIFICANT INCOMING ORDERS

     On July 17, 1995, the Company received a $7 million initial order for its new Juice Dispenser. This is the largest single order the Company has ever received and brought the Company's backlog to a record $9.4 million as of July 17, 1995. The microprocessor-driven system mixes and dispenses from juice concentrates, ensuring a controlled mixture and an accurate, standard portion. The Company filed for a patent on the controlling electronics and software. To date, the Company has shipped four field test units and expects to ship an additional 30 field test units in April 1996. Shipments of subsequent units are expected to be spread over a period of 18 months.

     On December 7, 1995, the Company received a $1.8 million order from The Sherwin-Williams Company for Tint-A-Color dispensers. The Company expects to begin shipping this order in April 1996. This incoming order brought the Company's backlog to approximately $8.9 million as of January 27, 1996.

NINE MONTHS ENDED JANUARY 27, 1996 COMPARED TO NINE MONTHS ENDED JANUARY 28,
1995

     The net loss was $919,000 for the current period compared to $1,991,000 for the same period last year. The current period includes a $328,000 positive adjustment to reduce the Class Action settlement accrual to the required amount. Total revenues for the current period were $4,236,000 compared to prior year-to-date total revenues of $2,994,000.

Equipment/royalty sales:                  YTD 96           YTD 95
Paint dispensers                      $3,019,000       $1,657,000
Beverage dispensers                      489,000          687,000
                                      ----------       ----------
                                      $3,508,000       $2,344,000

Services/component sales:                 YTD 96           YTD 95

Paint                                 $  296,000       $  225,000
Beverage                                 345,000          351,000
Other                                     87,000           74,000
                                      ----------       ----------
                                      $  728,000       $  650,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 27, 1996 COMPARED TO NINE MONTHS ENDED JANUARY 28, 1995 (CONTINUED)

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

The FY95 and FY96 history of Tint-A-Color orders and shipments is as follows:

Model           Order dates           Ship dates                Sales Volume
-----           -----------           ----------                ------------
TAC             March 1994            June-October 1994         $1,659,000
TAC-CB          February 1995          May-October 1995         $  990,000
TAC             April 1995            July-October 1995         $1,856,000
TAC             December 1995     (Est.)April-July 1996         $1,855,000

     The Company's gross profit on overall equipment sales is 27.5% year-to-date as compared to 21.7% for the same period last year. The difference is attributed to a $150,000 inventory write-off taken in FY95.

     General and administrative expenses increased 37% from the same period last year primarily due to adding (1) Public relations personnel, (2) Chairman's salary and office support, and (3) Supplemental legal counsel for public company matters.

     Selling and marketing expenses increased 5% from the same period last year due to the international marketing effort for both paint and beverage products.

     Research and development expenses increased 28% from the same period last year as a result of increased new product development activity. Numerous dispensing applications were under development during FY95 and these development projects have continued into FY96. The Juice Dispenser and TAC-CB were two such projects.

     The distribution of the Class Action settlement fund (see Note 9 to the Consolidated Financial Statements) and the valuation of the Company's contributed common stock to the fund has allowed the Company to lower the accrual by $328,000 for settlement costs and legal expenses. The Company had originally accrued $1,000,000 in FY95 to record estimated remaining settlement costs and legal fees. The remaining accrual is now $100,000, which provides for final payments of legal fees.

     The category Other Expense primarily represents loans interest expense and the amortization of original issue discounts and loan fees.

SALES BACKLOG

     As of January 27, 1996 sales order backlog (unshipped product orders) was $8,891,000. As of January 28, 1995, backlog was $148,000.

QUARTER ENDED JANUARY 27, 1996 COMPARED TO QUARTER ENDED JANUARY 28, 1995

     The net loss was $411,000 for the current quarter ("Q96"), compared to $1,552,000 for the same period last year ("Q95"). Q96 included a $328,000 positive adjustment and Q95 included a $1,000,000 negative adjustment to the accrual for Class Action settlement costs and legal expenses, respectively. Total revenues for Q96 were $425,000 compared to Q95 revenues of $463,000.

Equipment/royalty sales:           Q96               Q95
Paint dispensers                $ 69,000          $  7,000
Beverage dispensers              132,000           275,000
                                --------          --------
                                $201,000          $282,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 27, 1996 COMPARED TO QUARTER ENDED JANUARY 28, 1995 (CONTINUED)

Services/component sales:                 Q96          Q95
Paint                                 $ 59,000     $ 71,000
Beverage                               115,000      102,000
Other                                   50,000        8,000
                                      --------     --------
                                      $224,000     $181,000

     The Company's gross profit on overall equipment sales was 26.9% for Q96 as compared to a negative 23.4% for Q95. The negative margin in Q95 was the result of recording a $150,000 inventory write-off.

     On December 11, 1995, the Company announced it had renegotiated exclusivity contracts for the domestic paint and chemical coatings industries. The paint contract was extended to April 1997 and amended to allow the Company to market both high volume and small-scale automated paint dispensers directly to paint retailers nationwide. Previously, the Company relied on The Sherwin-Williams Company ("Sherwin-Williams") to market the above dispensing systems.

     In the chemical coatings market, the Company's technology offers state-of-the-art efficiency and accuracy for dispensing precise measurements of coatings and is designed to be intrinsically safe for dispensing solvent- based chemicals. The Company's renegotiated chemical coatings agreement allows it to market its unique dispensing system directly to automotive, printing, paint, and other potential customers in North America. As a result of the release from Sherwin-Williams' exclusivity, the Company has agreed to rebate to Sherwin-Williams the $175,000 research and development costs incurred by Sherwin-Williams. The Company has capitalized this cost as an intangible asset, "Selling Rights," and is amortizing this asset on a straight line basis over a period of three years. The amortization expense during Q96 was $15,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased to $650,000 as of January 27, 1996 from $1,309,000 as of April 29, 1995. Class Action settlement and fee payments (see Note 9 to Consolidated Financial Statements) required $603,000 this year. The Company also contributed 150,000 shares of common stock to the Class Action settlement fund.

     Operations required an additional $1,271,000. To aid in financing these cash demands during this growth year, the Company issued $475,000 in 10% senior subordinated notes ("bridge loan") due June 1, 1998. Each unit ($25,000) of this note was granted 12,500 three-year warrants at an exercise price of $2.00. Interest payments are due semi-annually on June 1 and December 1. The Company also agreed to use 40% of the net proceeds of the issuance of Common Stock (other than via employee/director stock options) to prepay the notes within 60 days of the receipt of such proceeds. As of January 27, 1996, the Company has repaid $457,000 on these notes; these repayments were triggered by the issuance of common stock.

     The Company sold 278,000 registered shares at $2.25 per share in private transactions, for net proceeds of $593,000.

     Additional financing was received via the exercise of 214,000 warrants for the purchase of 214,000 common shares at the exercise price of $2.00 per share for a total of $428,000. These warrants were distributed in the August-September 1994 private placement of 1,000,000 common shares.

     The Company also borrowed $500,000 from the Mezzanine Financial Fund, L.P. This note is an asset-based 3-year term loan of $500,000 bearing 18% A.P.R. Details of this loan are disclosed in Note 4 to the Consolidated Financial Statements.

     The Company also has established an account receivable-based credit line of $750,000 with Foothill Capital Corporation. This credit line bears an interest rate of prime plus four points.

  Fiscal year 1996 is a growth year for the Company. The year to date revenues and backlog of orders is approximately 4 times the total revenues of the Company for Fiscal year 1995. The Company must complete the development of certain new products, acquire inventory, build and ship finished products, and collect its receivable to complete each business cycle. During this growth period, the Company will utilize various funding alternatives; including:
(1) Accounts receivable credit lines, (2) Asset-based term loans, (3) Private placements, (4) Warrant exercises, and (5) Employee/director stock option exercises.

     If the above sources of cash do not become available or are not sufficient, the Company may be forced to curtail marketing and R&D activities which would adversely affect future operating results.

     At the Annual Stockholders meeting held March 1, 1996, the proposal to increase the number of authorized common stock from 20,000,000 to 50,000,000 shares was approved.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     On March 13, 1995, the Company and other defendants (officers and directors and former directors of the Company) entered into a Stipulation of Settlement (the "Settlement") with the Plaintiffs in a class action lawsuit (the "Securities Litigation") that provided for the Settlement of the Securities Litigation. The Settlement provided for a Gross Settlement Fund of $1,850,000, plus 1,550,000 shares of the Company's common stock. The Stipulation defined the Plaintiff class as "all persons who purchased ABCC common stock on the open market from January 24, 1990 through August 1, 1991, inclusive." On June 19, 1995, the U.S. Federal District Court for the Southern District of New York entered a Final Judgment approving the Settlement as "fair, reasonable and adequate to members of the class." Pursuant to the terms of the Final Judgment, on July 6, 1995, Plaintiffs' counsel were paid attorneys' fees of $550,000 (plus $1,078 of accrued interest after taxes) on the cash portion of the Settlement Fund and were reimbursed $244,394 for expenses out of the Gross Settlement Fund. Plaintiffs' counsel also received an aggregate of 465,000 shares of common stock of the Company awarded to Plaintiffs' counsel from the Gross Settlement Fund as a portion of attorneys' fees. These shares of common stock were distributed to Plaintiffs' counsel in early February 1996.

     On January 16, 1996, the U.S. Federal District Court ordered the distribution of the Net Settlement Fund consisting of approximately $1,085,000 cash and 1,085,000 shares of common stock of the Company to 1,469 authorized claimants. The distribution to authorized claimants was made pursuant to the Order of the Court on about February 23, 1996. There is no further action to be taken in connection with the Securities Litigation since the Settlement has been effectuated in accordance with the Order of the Court.

     Refer to the Company's SEC Form 10-K for the fiscal year ended April 30, 1994 and the Company's SEC Form 10-Q for the period ended October 28, 1995 for additional information regarding the Securities Litigation.

     The estimated legal fees and settlement costs have been accrued for the above action. The remaining accrual as of January 27, 1996 was $100,000, as certain legal fees remain unpaid. The accrual as of April 29, 1995 was $1,498,000.

     The Company presently is not involved as a defendant in any litigation.

PART II     OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      (a) The Company held the Annual Meeting of Stockholders at Cuyahoga Falls, Ohio, on March 1, 1996.

      (b) The Annual Meeting involved voting for the following five proposals:

           (1) The following persons were elected directors to hold office until the next Annual Meeting of Stockholders and until their successors are duly elected:

                Mr. Herbert M. Pearlman
                Mr. Robert A. Cutting
                Mr. Herbert L. Luxenburg
                Mr. C. Rand Michaels
                Mr. John E. Stieglitz


           (2) The proposal to adopt the Company's 1995 Stock Option Plan was Approved.

           (3) The proposal to change the Company's name to "ABC Dispensing Technologies, Inc." was Approved.

           (4) The proposal to increase the number of the Company's authorized common stock to 50,000,000 shares was Approved.

           (5) The proposal to reincorporate the Company by means of merger into a newly formed, wholly-owned subsidiary incorporated in the State of Delaware was Approved. The Company reserves the right not to effect this proposal.

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

(b)  REPORTS ON FORM 8-K FILED IN THE QUARTER ENDED JANUARY 27, 1996.

     Form 8-K was filed on January 5, 1996 to report the following event:

     Effective November 10, 1995, the Company entered into a new Sales and Exclusivity Agreement with The Sherwin-Williams Company ("Sherwin- Williams"), which supersedes the Development and Manufacture Agreement dated July 27, 1992 and the L.C.R.U. Tint System Development and Manufacture Agreement dated September 14, 1993.

     Effective December 6, 1995, the Company and Sherwin-Williams agreed to terminate the Chemical Coatings Development Agreement dated October 14, 1993. The Company will rebate the research and development revenues billed to Sherwin-Williams under the original agreement.

                                   SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ABC Dispensing Technologies, Inc.
                                        ---------------------------------
                                                  (Registrant)


Date:
     --------------                      --------------------------------
                                                Gary T. Salhany
                                                Treasurer