Form 10-K
period 1996-04-27
ABC DISPENSING TECHNOLOGIES INC
filed 1996-08-13
CIK 748103

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 27, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.

                        Commission file number: 0-14922

                       ABC DISPENSING TECHNOLOGIES, INC.
           (Name changed from American Business Computers Corporation)
             (Exact name of registrant as specified in its charter)

              FLORIDA                                         59-2001203
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

        451 KENNEDY ROAD   AKRON, OHIO                         44305
        ------------------------------                         -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

         The aggregate market value of the voting stock held by non-affiliates as of July 31, 1996 was $19,500,000.

         The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

           Common Stock outstanding at July 31, 1996 was 17,109,160 shares.

Documents Incorporated by Reference

     The Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated by reference in Part III.

                              Total number of pags of this report: 27.
                              Index to Exhibits located on page 26.

ITEM 1.  BUSINESS
- -----------------

CORE COMPETENCE

         ABC's ("the Company") core competence is our ability to use existing technology to create state-of-the-art dispensing systems. Our dispensing systems have innumerable applications. Our dispensing systems are designed to increase accuracy, efficiency, speed, flexibility, and functionality. Our technology is transferable into any industry.

         The Company concentrates on developing solutions for specific known applications. The Company has a unique approach to creating new, innovative solutions by combining first principles of physics with state-of-the-art electronics. The Company designs its own computer controlled systems--both hardware and software.

         The core of our Company is our talented people and our 26 useful patents and 14 patents pending. The Company is a technology and marketing firm. However, two operational advantages the Company has over other technically oriented firms are: (1) the ability to produce the systems we design, and (2) our ability to offer field technical support (training, installation, and emergency service).

NEW DIRECTIONS

         ABC, as a technology firm, has, in the past, depended on our industry partners to make our equipment commercially successful. The risk in this approach is in our new technology itself, and our partners' ability, knowledge, and motivation to market our equipment in a way favorable to ABC shareholders.

         As of July 15, 1996 we began thoroughly examining the markets in which we compete by inviting as many leaders in those markets as we can to DEFINE their exact needs and problems, so we may design a more universally accepted machine from our innovative concepts.

         Marketing, market demand, and the customer will drive our R&D, Design, and Commercialization. Exclusivity has restricted us in the past. Our new mission focuses on driving an innovative dispensing solution through the broad market in a universally and commercially viable fashion.

         ABC will take advantage of strategic alliances with other companies with whom we have had long standing relationships. We will exploit these untapped opportunities so they are mutually profitable. Joint ventures and co-production will grow the business and take advantage of economies of scale.

         In addition to broadening the marketing of our equipment, we will concentrate on maximizing our patent portfolio. This portfolio is a library of useful technology. We will strive to sell and re-sell the various configurations of that technology as useful parts and components to the wide range of industries we may serve now--and in the future.

         Our new mission embraces the concept of "milestone development." In other words, we will discontinue R&D on new products at ABC's expense, based on speculation of the possibility of a future order. We will work closely with those companies who pay us in stages as we work from proof of concept through field prototype to the ultimate, commercial version of the product. Generating revenues in stages as we prove our ability helps ensure the commercial order or alerts us early to the feasibility of the project. This method of R&D will help keep expenses reasonable.

         As we roll out new products, we will assist our customers and partners in making their organizations comfortable and confident in their use of our equipment and products. We will strive to assist them in making these products commercially successful. We will support their effort with regard to applications, maintenance, training, marketing, and sales.

         We are dedicated to selling our dispensing technology at a profit--to a wide range of industries.

PRODUCTS

INDUSTRIAL

         The Company sells two types of "tint" dispensers to The Sherwin-Williams Company ("S-W"). Tints are color concentrates which are typically dispensed into base white paints to create the entire spectrum of colored paints. The first tint dispenser is an 11-tint system for high volume retail paint stores, primarily earmarked for S-W company-owned stores. The second dispenser is a lower priced, smaller, 11-tint system for lower volume retail paint stores, primarily for S-W's private label customers.

         Both S-W systems dispense tint precisely to meet pre-set color formulas. These formulas are stored in the interfaced PC (computer). Both systems also interface to "color matching" equipment which reads colored surfaces and translates the reading into a PC color formula. These custom formulas are then dispensed by our systems and saved by the PC for future reference. This gives any consumer the ability to walk into an S-W store and get the exact color they want...and come back later and match it.

         Both tint dispensing systems offer cost, speed, size, and maintenance advantages over competitive equipment.

         In November 1995, we renegotiated our exclusivity contracts with S-W. The tint equipment contract was extended to April 1997 and amended to allow us to sell directly to retailers nationwide. As a result, we are introducing a universal tint dispenser during calendar year 1996. This dispenser will meet the needs of virtually all paint retailers in the U.S. and international markets.

         We also offer a high volume paint dispenser geared for industrial size applications such as factory production line paint batching. This "Chemical Coatings" system is designed to be "intrinsically safe" for dispensing solvent based paints and other chemicals. Inks used in the printing industry are one of the alternate applications of this technology. This Chemical Coating product line offering is new, and we continue to develop its commercial use, calling on industry leaders to match their needs.

         During Fiscal Year 1996 ("FY96"), all paint product sales were sales to The Sherwin-Williams Company, accounting for 80.9% of total Company product revenues.

         We placed two new industrial product offerings in field tests during FY96. The first new industrial product is our "cement additives" dispenser, which is being tested by a cement manufacturer for use by their concrete yards. Cement additives are required by cement contractors to ensure a proper mix for the variables of job type, weather, and other conditions.

         The second new industrial product is a dairy farm antibacterial sprayer, which combines two chemical elements in the form of a mist to disinfect cows before the milking process begins. The antibacterial spray itself is new and is being test-marketed along with our new sprayer.

         Non-paint industrial product sales accounted for 0.2% of total Company product revenues in FY96.

BEVERAGE

         We currently market three types of beverage dispensers: juice, soft drink, and liquor.

         Our first juice dispenser entry generated a $7 million order in July 1995. We are poised to begin delivering this six ingredient dispenser in FY97. We are joined in this venture by a national medical supplier and a juice supplier. The juice supplier's product is a new preservative-free concentrate which has been delayed due to quality and consistency problems. This new juice concentrate is now being field tested simultaneously with our new juice dispenser. This new combined product offering is being marketed by the national medical supplier to hospitals, nursing homes, and other institutions. We are assisting in the field test and planning for "roll-out."

         Juice product sales accounted for 0.6% of total Company product revenues in FY96.

         We expect to introduce additional new juice dispensers in FY97. We anticipate the juice market will be the highest growth segment for ABC within the national beverage market in FY97.

         Our Classic (TM) line of soft drink dispensers evolved from the original Omnitron (TM) system, which was developed for The Pepsi-Cola Company. The advantages of this Classic line over conventional fountain dispensers are speed, automatic portion control, reduced foam, control of carbonation and flavor, and syrup savings. Our disadvantage is that the original cost of our equipment is higher than conventional equipment. Our primary marketing success has been in the theater industry, in which the advantages and subsequent payback out-weigh the original cost disadvantage. We are looking for ways to reduce the cost of our equipment.

         Classic product sales accounted for 10.8% of total Company product revenues in FY96.

         Our UltraBar (TM) liquor dispensing system pours complex mixed drinks quickly with a touch of the customized touch-sensitive drink menu. Advantages are speed, accuracy, simplicity, full cash and inventory accountability, and reduction of theft, spillage, overpours, errors, and giveaways.

         Sales of UltraBar products accounted for 7.5% of total Company product revenues in FY96.

         Overall, total product sales accounted for 81.2% of total Company revenues in FY96.

SERVICES

TECHNICAL SUPPORT

         We offer the ability to perform on-site service for our installed base of equipment in the U.S. We have committed to increase our head count of field service technicians to improve our response time and reduce variable costs. We also contract with third party service organizations to assist in servicing our customers.

         Service sales accounted for 15.1% of total Company revenues in FY96.

NEW PRODUCT DEVELOPMENT

         We offer the ability to contract with new business partners to assist in the development of new dispensing systems. As mentioned previously in our "New Directions" section, we will develop new dispensers for emerging products which require our technology; however, we will perform this development work in phases, and each phase will generate revenues.

         New product development sales accounted for 3.7% of total Company revenues in FY96.

SALES BACKLOG

         As of April 27, 1996, sales order backlog (unshipped product orders) was $8.6 million, which includes the $7 million juice dispenser order received on July 17, 1995. As of April 29, 1995, order backlog was $3.1 million.

INTERNATIONAL SALES

         International sales for fiscal years 1996, 1995, and 1994 were 1, 3, and 2 percent of total sales, respectively.

HUMAN RESOURCES

         As of July 19, 1996, the Company had 49 full-time employees, the same head count as last year. The Company has cash and stock option incentive plan programs for substantially all full-time employees. The employees are not represented by a union. Temporary workers are utilized in the production process. A highly qualified labor pool exists in the immediate geographic area should the Company need to expand our workforce.

PATENTS

         The Company has consistently sought patent protection for our proprietary technology and products. To date, 26 patents are outstanding and an additional 14 are pending. Patent coverage of our dispensing technology is broad. Research and development expenditures for the fiscal years 1996, 1995, and 1994 were $714,000, $606,000, and $386,000, respectively.

ENTITIES & FISCAL YEAR

     "ABC" is comprised of three legal entities: the parent (public entity)--ABC Dispensing Technologies, Inc. (a Florida corporation) (NASDAQ:ABCC), the operating subsidiary--ABC Dispensing Technologies, Inc. (an Ohio corporation), and a second subsidiary that holds the patents--ABC Tech Corp. (an Ohio corporation).

         "Fiscal Year 1996" ended April 27, 1996. The Company has adopted a fiscal year ending on the Saturday closest to April 30. Each quarter consists of 13 weeks.

ITEM 2. PROPERTIES
- ------------------

         The Company owns a single floor building of approximately 18,400 square feet of office, laboratory and production space located in Akron, Ohio. The facility and adjacent land were purchased in June, 1994 by the Company from Joseph W. Shannon, former Chairman of the Company, for $490,000. Prior to the purchase, the facility and land were appraised for $535,000. The Company had previously leased the facility from Mr. Shannon. This acquisition was partially financed by a bank note; the balance on this note was $279,000 as of April 27, 1996.

         The Company leases additional laboratory and warehouse space from independent third parties on an as needed basis.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

         On March 13, 1995, the Company and other defendants (officers and directors and former directors of the Company) entered into a Stipulation of Settlement (the "Settlement") with the Plaintiffs in a class action lawsuit (the "Securities Litigation") that provided for the Settlement of the Securities Litigation. The Settlement provided for a Gross Settlement Fund of $1,850,000, plus 1,550,000 shares of the Company's common stock. The Company's contribution to the Settlement Fund was $443,000 and 150,0000 shares. The Stipulation defined the Plaintiff class as "all persons who purchased ABCC common stock on the open market from January 24, 1990 through August 1, 1991, inclusive." On June 19, 1995, the U.S. Federal District Court for the Southern District of New York entered a Final Judgment approving the Settlement as "fair, reasonable and adequate to members of the class." Pursuant to the terms of the Final Judgment, on July 6, 1995, Plaintiffs' counsel were paid attorneys' fees of $550,000 (plus $1,078 of accrued interest after taxes) on the cash portion of the Settlement Fund and were reimbursed $244,394 for expenses out of the Gross Settlement Fund. Plaintiffs' counsel also received an aggregate of 465,000 shares of common stock of the Company awarded to Plaintiffs' counsel from the Gross Settlement Fund as a portion of attorneys' fees. These shares of common stock were distributed to Plaintiffs' counsel in early February 1996.

         On January 16, 1996, the U.S. Federal District Court ordered the distribution by all defendants of the Net Settlement Fund consisting of approximately $1,082,000 cash and 1,085,000 shares of common stock of the Company to 1,469 authorized claimants. The distribution to authorized claimants was made pursuant to the Order of the Court on about February 23, 1996. There is no further action to be taken in connection with the Securities Litigation since the Settlement has been effectuated in accordance with the Order of the Court.

         Refer to the Company's SEC Form 10-K for the fiscal year ended April 30, 1994 and the Company's SEC Form 10-Q for the period ended October 28, 1995 for additional information regarding the Securities Litigation.

         The estimated legal fees and settlement costs have been accrued for the above action. The remaining accrual as of April 27, 1996 was $95,000, as certain legal fees remain unpaid. The accrual as of April 29, 1995 was $1,498,000.

         The Company presently is not involved as a defendant in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

         The 1995 Annual Meeting of Shareholders of the Company was held at Sheraton Suites, 1989 Front Street, Cuyahoga Falls, Ohio, on Friday, March 1, 1996, at 1:00 p.m. local time, for the following purposes:

         1. To vote for the five (5) Director nominees to serve as Directors until the 1996 Annual Meeting of Shareholders or until their successors are elected and qualified:

                  Robert A. Cutting
                  Herbert L. Luxenburg
                  C. Rand Michaels
                  Herbert M. Pearlman
                  John E. Stieglitz

         2. To consider and vote upon the adoption of the Company's 1995 Stock Option Plan;

         3. To consider and vote upon the change of the Company's name to "ABC Dispensing Technologies, Inc."'

         4. To consider and vote upon an increase in the number of shares of the Company's authorized common stock to 50,000,000 shares;

         5. To consider and vote upon reincorporation of the Company under the laws of the State of Delaware by means of a merger of the Company into a newly formed, wholly-owned subsidiary incorporated in the State of Delaware (the "Merger").

         The Shareholders voted "for" all the Director nominees listed above and approved all the above proxy issues.

         On July 15, 1996, Robert A. Cutting resigned from his position of Director and Chief Executive Officer. The Company named Charles M. Stimac, Jr., as Director and Chief Executive Officer. Mr. Stimac, 44 years old, with more than 20 years in the investment banking and brokerage industry with extensive experience in sales and marketing, formerly was a Vice President with Roney & Company, a member firm of the New York Stock Exchange.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- -------------------------------------------------------------------------
MATTERS
- -------

A.       PRICE RANGE OF COMMON STOCK
         ---------------------------

         Bid and ask prices for the Company's common stock (symbol `ABCC') have been quoted on the NASDAQ system since March 28, 1985. The table below shows the range of bid prices of the common stock for the last two years as reported by NASDAQ.

COMMON STOCK (ABCC):

- --------------------------------------------------------------------------------
Year Ended April 27, 1996 Prices:                   HIGH BID          LOW BID
- --------------------------------------------------------------------------------
01/28/96 - 04/27/96 (Fourth Quarter)                $2-1/8          $1-9/16
10/29/95 - 01/27/96 (Third Quarter)                  3-3/16          1-7/8
07/30/95 - 10/28/95 (Second Quarter)                 3-7/16          2-5/16
04/30/95 - 07/29/95 (First Quarter)                  3-7/16          2-1/4

COMMON STOCK (ABCC):

- --------------------------------------------------------------------------------
Year Ended April 29, 1995 Prices:                   HIGH BID          LOW BID
- --------------------------------------------------------------------------------
01/29/95 - 04/29/95 (Fourth Quarter)                $3-1/2            $2-1/2
10/30/94 - 01/28/95 (Third Quarter)                  3-3/4             2-3/4
07/31/94 - 10/29/94 (Second Quarter)                 3-1/2             1-5/8
05/01/94 - 07/30/94 (First Quarter)                  2-11/16           1-1/8

B.       APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
         ---------------------------------------------

                                                    Approximate Number of
                                                       Record Holders
       Title of Class                               (as of July 31, 1996)
       --------------                               ---------------------
    Common Stock, $.01 par value                             1,237

C.       DIVIDENDS
         ---------

         The Company has never paid a dividend and has no current plans to do so. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

FOR THE FISCAL YEARS ENDED                   APRIL 27,           APRIL 29,      APRIL 30,         APRIL 30,       APRIL 30,
- ---------------------------------------------------------------------------------------------------------------------------
                                                 1996              1995             1994              1993             1992
- ---------------------------------------------------------------------------------------------------------------------------
REVENUES (a)                               $ 5,312,000       $ 3,359,000      $ 5,010,000       $ 2,329,000      $ 2,971,000

NET LOSS                                   $(1,324,000)      $(2,681,000)     $(1,378,000)      $(3m359,000)     $(3,440,000)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                       16,414,000        15,669,000       14,155,000        13,820,000       13,801,000

NET LOSS PER SHARE                              $(0.08)           $(0.17)          $(0.10)           $(0.24)          $(0.25)

TOTAL ASSETS                                $4,020,000        $3,719,000       $4,190,000        $4,102,000       $6,886,000

LONG-TERM OBLIGATIONS                         $294,000          $278,000             $-0-              $-0-             $-0-

STOCKHOLDERS' EQUITY                        $1,085,000          $515,000       $2,194,000        $2,011,000       $5,323,000

DIVIDENDS DECLARED
PER SHARE OF COMMON STOCK                        $-0-              $-0-             $-0-              $-0-             $-0-

RESEARCH & DEVELOPMENT (a)                   $714,000          $606,000         $386,000          $391,000         $304,000


(a) Research & Development costs for fiscal years 1993, 1994, 1995, and 1996 include costs subject to reimbursement under various agreements. The amounts earned under these agreements are included in revenues for the respective years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company reports on a fiscal year which ends on the Saturday closest to April 30. The current fiscal year ("FY96") ended April 27, 1996; prior fiscal years ended April 29, 1995 ("FY95") and April 30, 1994 ("FY94").

SIGNIFICANT ORDER

         On July 17, 1995, the Company received a $7 million initial order for its new Institutional Juice Dispenser. This is the largest, single order the Company has ever received. The microprocessor-driven system mixes and dispenses from juice concentrates, ensuring a controlled mixture and an accurate, standard portion. The Company filed for a patent on the controlling electronics and software. This new Juice Dispenser is now in field test.

YEAR ENDED APRIL 27, 1996 COMPARED TO YEAR ENDED APRIL 29, 1995

         The net loss was $1,324,000 for FY96 compared to $2,681,000 for FY95. FY96 includes $366,000 positive adjustment as a result of the securities litigation settlement. FY95 included a $1 million accrual for final settlement costs and legal expenses. Total revenues for FY96 were $5,312,000 compared to FY95 $3,359,000 revenues:

Product sales:                                FY96              FY95
Industrial dispensers                      $3,500,000        $1,689,000
Beverage dispensers                           814,000           854,000
                                           ----------        ----------
                                           $4,314,000        $2,543,000

Service and development sales:

Industrial                                 $  474,000        $  390,000
Beverage                                      524,000           426,000
                                           ----------        ----------
                                           $  998,000        $  816,000
                                           ----------        ----------

Total Revenues:                            $5,312,000        $3,359,000
                                           ==========        ==========


         The increase in industrial product sales is due to the increase in shipments of tint dispensers to The Sherwin-Williams Company ("SW"). In February 1995, the Company received a $990,000 initial order of "TAC-CB" units, the down-sized, lower-cost tint dispenser designed expressly for paint retailers. The TAC-CB was in joint development for two years with SW. The Company shipped this order in May-October 1995. In December 1995, the Company received a $1,758,000 order for TAC units.

The FY96 and FY95 history of Tint-A-Color orders and shipments is as follows:

Model             ORDER DATES                         SHIP DATES                SALES VOLUME
- -----             -----------                         ----------                ------------
TAC               March 1994                          June-October 1994          $1,659,000
TAC-CB            February 1995                       May-October 1995           $  990,000
TAC               April 1995                          July-October 1995          $1,856,000
TAC               December 1995                       April-July 1996            $1,758,000

         The FY96 gross profit on tint equipment sales was 29.2% as compared to 30.9% for FY95. The FY96 gross profit on beverage equipment sales was 39.8% compared to 21.3% for FY95. The FY95 margin was affected by a $150,000 write-off of obsolete inventory; lowering the profit margin from 35.6% to 21.3%. The Company reviews the slow moving inventory items each quarter to determine if an adjustment to the obsolescence reserve is required.

         General and administrative expenses increased 5% primarily due to adding (1) public relations personnel, (2) chairman's salary and office support, and (3) supplemental legal counsel for public company matters.

         Selling and marketing expenses increased 33% due to the international marketing effort for both paint and beverage products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED APRIL 27, 1996 COMPARED TO YEAR ENDED APRIL 29, 1995 (CONTINUED)

         Research and development expenses increased 18% as a result of increased new product development activity. Numerous dispensing applications were under development during FY96 and these development projects have continued into FY97. These projects produced such new products as the institutional juice dispenser, chemical coatings dispenser, and the cement additives dispenser, to name a few.

         The distribution of the Class Action settlement fund (see Note 12 to the Consolidated Financial Statements) and the final valuation of the Company's contributed common stock to the fund has allowed the Company to lower the accrual for settlement costs and legal expenses by $366,000. The Company had originally accrued $1,000,000 in FY95 to record estimated remaining settlement costs and legal fees. The remaining accrual is now $95,000, which provides for final payment of legal fees.

         On December 11, 1995, the Company announced it had renegotiated exclusivity contracts for the domestic paint and chemical coatings industries. The paint contract was extended to April 1997 and amended to allow the Company to market both high volume and small-scale automated paint dispensers directly to paint retailers nationwide. Previously, the Company relied on S-W to market the above dispensing systems.

         In the chemical coatings market, the Company's technology offers state-of-the-art efficiency and accuracy for dispensing precise measurements of coatings and is designed to be intrinsically safe for dispensing solvent-based chemicals. The Company's renegotiated chemical coatings agreement allows it to market its unique dispensing system directly to automotive, printing, paint, and other potential customers in North America. As a result of the release from S-W exclusivity, the Company has agreed to rebate to S-W the $175,000 research and development costs incurred by S-W. The Company has capitalized this cost as an intangible asset and is amortizing this asset on a straight line basis over a period of three years. The amortization expense during FY96 was $29,000.

SALES BACKLOG

         As of April 27, 1996 sales order backlog (unshipped product orders) was $8.6 million, which includes the $7 million Juice Dispenser order received on July 17, 1995. As of April 29, 1995, order backlog was $3.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased to $488,000 as of April 27, 1996 from $1,309,000 as of April 29, 1995. Class Action settlement and fee payments (see Note 12 to Consolidated Financial Statements) required $590,000 this year. The Company also contributed 150,000 shares of common stock to the Class Action settlement fund.

         Operations required cash of $2,814,000. To aid in financing the cash demands during this growth year, in June 1995. The Company issued $475,000 in 10% senior subordinated three year notes ("bridge loan"). Each unit ($25,000) of this note was granted 12,500 three-year warrants at an exercise price of $2.00. Interest payments were due semi-annually on June 1 and December 1. The Company also agreed to use 40% of the net proceeds of the issuance of Common Stock (other than via employee/director stock options) to prepay the notes within 60 days of the receipt of such proceeds. The notes were paid in full in February 1996.

         In September 1995, the Company sold 278,000 registered common shares at $2.25 per share in domestic private placements, for net proceeds of $593,000. The Company also sold 291,667 restricted common shares at $1.20 per share in a single foreign private placement in April 1996, for net proceeds of $316,000.

         Additional financing was received, throughout the year, via the exercise of 214,000 warrants for the purchase of 214,000 common shares at the exercise price of $2.00 per share for a total of $428,000. These warrants were distributed in the August-September 1994 private placement of 1,000,000 common shares.

         In January 1996, the Company borrowed $500,000 from the Mezzanine Financial Fund, L.P., a related party. This note is an asset-based 3-year term loan of $500,000 bearing 18% A.P.R. Details of this loan are disclosed in Note 5 to the Consolidated Financial Statements. The Company intends to retire this debt during FY97 from the issuance of stock and the proceeds of private placements.

         In January 1996, the Company also has established an account receivable-based credit line of $750,000 with Foothill Capital Corporation. This credit line bears an interest rate of prime plus four points. This credit line has been utilized since March 1996, and $458,000 was available under the line at year end.

     Fiscal year 1996 was a growth year for the Company. The year to date revenues and backlog of orders is approximately 4 times the total revenues of the Company for Fiscal year 1995. The Company must complete the development of certain new products, acquire inventory, build and ship finished products, and collect its receivable to complete each business cycle. During this growth period, the Company will utilize various funding alternatives; including: (1) Accounts receivable credit lines, (2) Asset-based term loans, (3) Private placements, (4) Warrant exercises, and (5) Employee/director stock option exercises.

         If the above sources of cash do not become available or are not sufficient, the Company may be forced to curtail marketing and R&D activities which would adversely affect future operating results.

         The current ratio was 1.09:1.0 as of April 27, 1996, compared to .96:1.0 as of April 29, 1995.

         At the Annual Stockholders meeting held March 1, 1996, the proposal to increase the number of authorized common stock from 20,000,000 to 50,000,000 shares was approved.

1996 AUDIT

         Ernst & Young, L.L.P. has audited the consolidated balance sheets of the Company as of April 27, 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended April 27, 1996. In its report of August 8, 1996 to the Board of Directors and of the Company it is stated that the financial statements have been prepared assuming that the Company will continue as a going concern. However, their report states that the "history of operating losses and limited capital resources raise substantial doubt" about the Company's ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements). Management recognizes the need to increase sales and raise additional capital and has plans and programs intended to accomplish these goals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED APRIL 29, 1995 COMPARED TO YEAR ENDED APRIL 30 1994

         The net loss was $2,681,000 for FY95 compared to $1,378,000 for FY94. Decreased revenues and the $1 million accrual for legal settlement expenses and fees were responsible for the increased loss.

         FY95 total revenues were $3,359,000 compared to FY94 total revenues of $5,010,000. The decline in revenues was due primarily to reduction in shipments of Tint-A-Color paint dispensers in FY95.

Product Sales:                      FY95              FY94
Industrial dispensers             $1,689,000        $3,408,000
Beverage dispensers                  854,000           857,000
Other                                      -            95,000
                                  ----------        ----------
                                  $2,543,000        $4,360,000

The history of Tint-A-Color orders and shipments is as follows:

Order dates                     Ship dates                         Sales Volume
February 1993                   April-October 1993                 $1,637,000
June 1993                       October 1993-Feb 1994              $1,663,000
March 1994                      June-October 1994                  $1,659,000
April 1995                      July-October 1995                  $1,856,000

         The Company's gross profit on overall equipment sales decreased from 25.3% in FY94 to 21.8% in FY95 due to the $150,000 inventory obsolescence reserve writeoff taken in the third quarter for slow-moving beverage products. Without this additional reserve, the gross margin on overall equipment sales for FY95 was 27.7%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                       PAGE NO.
- -------------------------------------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITORS                                                                       13

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of April 27, 1996 and April 29, 1995                         14

         Consolidated Statement of Operations for the Years ended April 27, 1996,
            and April 29, 1995, and April 30, 1994                                                   15

         Consolidated Statement of Cash Flows for the Years ended April 27, 1996,
            and April 29, 1995, and April 30, 1994                                                   16

         Consolidated Statement of Stockholders' Equity for the Years ended
            April 27, 1996, and April 29, 1995, and April 30, 1994                                   17

         Notes to Consolidated Financial Statements                                               18-23

SUPPLEMENTARY DATA:

         Schedule II-Valuation and Qualifying Accounts                                               24

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ABC Dispensing Technologies, Inc.

We have audited the accompanying consolidated balance sheets of ABC Dispensing Technologies, Inc. (name changed from American Business Computers Corporation) as of April 27, 1996 and April 29, 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three fiscal years in the period ended April 27, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABC Dispensing Technologies, Inc. at April 27, 1996 and April 29, 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 3, the Company's history of operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                                            ERNST & YOUNG LLP

Akron, Ohio
August 8, 1996

                       ABC DISPENSING TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                                             APRIL 27, 1996            APRIL 29, 1995
- ---------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                   $    488,000              $  1,309,000
         Accounts receivable, less allowance for doubtful accounts
           of $136,000 in 1996 and $78,000 in 1995 (Note 5)                               764,000                   366,000
         Inventories (Note 4)                                                           1,703,000                 1,219,000
                                                                                     ------------              ------------
                  Total current assets                                                  2,955,000                 2,894,000

Property, plant, and equipment (Notes 5 and 10)                                            703,000                   703,000

Other assets:
         Intangible assets, less accumulated amortization of $480,000 in 1996
           and $438,000 in 1995                                                           169,000                    37,000
         Patents pending and deferred charges                                             193,000                    85,000
                                                                                     ------------              ------------
                                                                                          362,000                   122,000
                                                                                     ------------              ------------

TOTAL ASSETS                                                                         $  4,020,000              $  3,719,000
                                                                                     ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
Current Liabilities

         Accounts payable                                                            $    875,000              $    454,000
         Line of credit (Note 5)                                                          292,000                   190,000
              Note payable to related party (Note 5)                                      500,000                         -
         Current portion of long-term debt                                                 25,000                    10,000
         Accrued liabilities:

           Legal fees and settlement costs (Note 12)                                      148,000                 1,635,000
           Employee compensation and benefits                                             218,000                   232,000
           Warranty reserve                                                               197,000                   183,000
           Other                                                                          353,000                   202,000
         Deferred income                                                                   33,000                    20,000
                                                                                     ------------              ------------
                  Total current liabilities                                             2,641,000                 2,926,000


Long-term debt (Note 5)                                                                   294,000                   278,000

Stockholders' equity (Note 7):
         Common Stock, $.01 par value; authorized
           50,000,000 shares; 16,984,160 shares issued
           and outstanding (15,996,116 in 1995)                                           170,000                   160,000
         Additional paid-in capital                                                    18,942,000                17,070,000
         Retained earnings (deficiency)                                               (17,882,000)              (16,558,000)
                                                                                     ------------              ------------
                                                                                        1,230,000                   672,000
         Less notes receivable - stockholders                                            (146,000)                 (157,000)
                                                                                     ------------              ------------
            Total Stockholders' Equity                                                  1,085,000                   515,000
                                                                                     ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  4,020,000              $  3,719,000
                                                                                     ============              ============


                            See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       YEARS ENDED APRIL 27,                APRIL 29,             APRIL 30,
                                                                        1996                     1995                  1994
- ---------------------------------------------------------------------------------------------------------------------------
Revenues:
         Products and services                                  $  5,057,000             $  3,208,000          $  4,710,000
         Royalties                                                   255,000                  151,000               300,000
                                                                ------------             ------------          ------------
                                                                   5,312,000                3,359,000             5,010,000

Cost and expenses:

         Products and services                                     4,610,000                3,053,000             4,583,000
         General and administrative                                1,106,000                1,049,000               999,000
         Selling and marketing                                       540,000                  406,000               375,000
         Research and development                                    714,000                  606,000               386,000
                                                                ------------             ------------         -------------
                                                                   6,970,000                5,114,000             6,343,000
                                                                ------------             ------------         -------------

Loss from operations                                              (1,658,000)              (1,755,000)           (1,333,000)


Other income (expense)
         Securities and contract litigation
           fees and settlement (Note 12)                             366,000               (1,000,000)              (50,000)
         Investment income (loss)                                     78,000                   77,000               (20,000)
         Interest expense                                           (134,000)                 (28,000)                    -
         Other, net                                                   24,000                  25 ,000                25,000
                                                                ------------             ------------          ------------
                                                                     334,000                 (926,000)              (45,000)
                                                                ------------             ------------          ------------


Net loss                                                        $ (1,324,000)            $ (2,681,000)         $ (1,378,000)
                                                                ------------             ------------          ------------

Weighted average number of shares
  outstanding                                                     16,414,000               15,669,000            14,155,000
                                                                ------------             ------------          ------------

Net loss per share                                              $      (0.08)            $      (0.17)         $      (0.10)
                                                                ------------             ------------          ------------


                             See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           YEARS ENDED APRIL 27,             APRIL 29,            APRIL 30,
                                                                            1996                  1995                 1994
- ---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
- ---------------------
Net loss                                                             $(1,324,000)          $(2,681,000)         $(1,378,000)

      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                   110,000                99,000              139,000
         Loss on disposal of assets                                            -                 6,000               88,000
         Value of common stock issued to settle
           litigation                                                          -               450,000                    -

      Changes in operating assets and liabilities:
         Receivables                                                    (398,000)              220,000              (82,000)
         Inventories                                                    (484,000)              129,000              681,000
         Other assets                                                   (283,000)              (13,000)              83,000
         Accounts payable                                                421,000               149,000              (57,000)
         Accrued liabilities                                            (869,000)              163,000              (48,000)
         Deferred income                                                  13,000               (32,000)              10,000
                                                                     -----------            ----------           ----------

      Total adjustments                                               (1,600,000)            1,171,000              814,000
                                                                     -----------            ----------           ----------

Net cash used in operating activities                                 (2,814,000)           (1,510,000)            (564,000)

INVESTING ACTIVITIES:
- ---------------------
      Purchases of property, plant, and equipment                        (16,000)             (671,000)             (41,000)
      Additions to patents                                                     -               (11,000)             (23,000)
                                                                     -----------            ----------           ----------

Net cash provided used in investing activities                           (16,000)             (682,000)             (64,000)

FINANCING ACTIVITIES:
- ---------------------
      Proceeds from private placements                                   926,000               979,000            1,463,000
      Proceeds from issuance of notes payable                          1,267,000               490,000                    -
      Repayment of notes payable and loan costs                         (684,000)              (12,000)                   -
      Proceeds from stock issued for exercise of stock options
        and warrants                                                     500,000                23,000               98,000
                                                                     -----------            ----------           ----------

Net cash provided by financing activities                              2,009,000             1,480,000            1,561,000
                                                                     -----------            ----------           ----------

Net (decrease)/increase in cash and cash equivalents                    (821,000)             (712,000)             933,000
Cash and cash equivalents at beginning of year                         1,309,000             2,021,000            1,088,000
                                                                     -----------            ----------           ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   488,000            $1,309,000           $2,021,000
                                                                     -----------            ----------           ----------


                            See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         Years ended April 27, 1996, April 29, 1995, and April 30, 1994

                                                 NUMBER OF     COMMON STOCK        ADDITIONAL         RETAINED             NOTES
                                                 SHARES OF         $.01 PAR           PAID-IN         EARNINGS        RECEIVABLE
                                              COMMON STOCK            VALUE           CAPITAL     (Deficiency)      STOCKHOLDERS
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at May 1, 1993                          13,841,665         $138,000       $14,372,000     $(12,499,000)                -

     Private placements                          1,077,343           11,000         1,452,000                -                 -

     Exercise of stock options                      62,031            1,000            97,000                -                 -

     Net loss                                            -                -                 -       (1,378,000)                -
                                                ----------         --------       -----------     ------------         ---------

Balance at April 30, 1994                       14,981,039         $150,000       $15,921,000     $(13,877,000)                -

     Private placements                          1,000,000           10,000         1,126,000                -         $(164,000)

     Exercise of stock options                      15,077                -            23,000                -                 -

     Collection on notes receivable-

        stockholders                                     -                -                 -                -             7,000

     Net loss                                            -                -                 -       (2,681,000)                -
                                                ----------         --------       -----------     ------------         ---------


Balance at April 29, 1995                       15,996,116         $160,000       $17,070,000     $(16,558,000)        $(157,000)

     Private placements                            569,667            6,000           909,000

     Stock issued to settle litigation             150,000            1,000           466,000

     Exercise of warrants                          214,000            2,000           426,000

     Exercise of stock options                      54,377            1,000            71,000

     Collection on notes receivable-

          stockholders                                                                                                    11,000

     Net loss                                            -                -                 -       (1,324,000)                -
                                                ----------         --------       -----------     ------------         ---------


                                                16,984,160         $170,000       $18,942,000     $(17,882,000)        $(146,000)
                                                ----------         --------       -----------     ------------         ---------


                            See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION

ABC Dispensing Technologies, Inc. (name changed from American Business Computers Corporation) designs proprietary dispensing systems which dispense and blend liquids, powders and other ingredients to a uniform and high degree of accuracy. The Company provides training, installation and product service and also custom designs and manufactures its own proprietary dispensing equipment to meet the needs of its customers which are located primarily in the United States. To date, the Company has developed and is marketing dispensing systems for the beverage, paint, chemical coatings, cement additives, and animal-husbandry industries.

2.       SIGNIFICANT ACCOUNTING POLICIES

YEAR END - Effective May 1, 1994, the Company changed the fiscal year-end to the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Both fiscal 1996 and fiscal 1995 consist of fifty-two weeks ending on April 27 and April 29, respectively. Fiscal 1994 was a calendar year end. References to the years 1996, 1995 and 1994 refer to fiscal years ended April 27, 1996, April 29, 1995 and April 30, 1994, respectively.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, ABC Dispensing Technologies, Inc. and ABC TechCorp. Significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FINANCIAL INSTRUMENTS - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair value at April 27, 1996.

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

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Depreciation is provided primarily by use of the straight-line method over the estimated useful lives of the assets, which are five years for machinery and equipment and thirty years for buildings.

INTANGIBLE ASSETS - Intangible assets consist of patents and purchased selling rights which are recorded at cost. Amortization is provided using the straight-line method over a period of five years or less.

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

     MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 72, 59 and 70 percent of the Company's total revenues, for 1996, 1995 and 1994, respectively.

PROVISION FOR WARRANTY CLAIMS - Estimated warranty costs are provided at the time of sale of the warranted products.

STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " and, accordingly, recognizes no compensation expense for the stock option grants.

NET LOSS PER SHARE - Net loss per share is computed on the basis of weighted average number of shares outstanding for the period. Common stock equivalents are not material, and therefore, are not included in the computation of primary shares outstanding.

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company will adopt SFAS 121 in the first quarter of fiscal 1997 and does not believe the effect of adoption will be material.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform with current year classifications.

3.       GOING CONCERN UNCERTAINTY

The Company has reported a net loss for each year of operation since its inception except for 1989 and as of April 27, 1996 has an accumulated deficiency of $17,882,000. The Company's cash flow from operating activities was a negative $2,814,000 in 1996 and a negative $1,510,000 in 1995, and cash and cash equivalents declined from $2,021,000 at the beginning of fiscal 1995 to $488,000 at April 27, 1996. Management expects that the Company will continue to incur losses and use cash in operations in the near future. Fiscal 1997 operations through June 29, 1996 have resulted in a net loss of $329,000.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $3,368,000 over the past three years through private placements. The Company is in the process of a private placement offering to raise $2 million through 9% Senior Subordinated Debentures which are convertible into common stock at $1.50 per share. Proceeds from this offering will be used to repay a portion of the note payable from Mezzanine Financial Fund, L.P., reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

4.       INVENTORIES

At April 27, 1996 and April 29, 1995, inventories consisted of the following:

                                      1996                  1995
                                   ----------            ----------
Raw Materials                      $  729,000            $  527,000
Work-in-process                       488,000               207,000
Finished goods                        486,000               485,000
                                   ----------            ----------
                                   $1,703,000            $1,219,000
                                   ==========            ==========

The above amounts are net of obsolescence reserves of $985,000 and $943,000 at 1996 and 1995, respectively.

5.       FINANCING ARRANGEMENTS

Notes Payable

In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman (see footnote 7). The note payable has an adjustable interest rate (9.25% at April 27, 1996 and April 29, 1995) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At April 27, 1996 the facility has a net book value of $462,000.

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       FINANCING ARRANGEMENTS (CONTINUED)

At April 27, 1996 and April 29, 1995, notes payable consisted of the following:

                                                  1996                  1995
                                              --------------        --------------
Note payable to bank                             $278,000              $288,000
Other                                              41,000                     -
                                                 --------              --------
                                                  319,000               288,000
Less amounts due within one year                  (25,000)             ( 10,000)
                                                 --------              --------
Total long-term debt                             $294,000              $278,000
                                                 ========              ========

     Maturaties of notes payable for the five years subsequent to April 27, 1996 are as follows: 1997--$25,000; 1998--$30,000; 1999--$24,000; 2000--$15,000
and 2001--$16,000.

Interest paid by the Company approximates interest expense for 1996 and 1995.

Mezzanine Note

On January 17, 1996, the Company obtained a $500,000 working capital asset-secured loan from the Mezzanine Financial Fund, L.P. ("Mezzanine"). Interest is due monthly at the rate of 18% per annum. The terms of the loan agreement require a $100,000 repayment of principal on each of the first and second anniversaries of the closing of the loan. The balance of $300,000 is due on the third anniversary. Mezzanine, at its option, may convert the principal amount of the loan into common stock at a price of $3.00 per share, or, if the entire loan is converted, 166,666 shares of common stock (including standard anti-dilution provisions). In consideration for providing the loan, Mezzanine received a five (5) year warrant to acquire shares of common stock at a price equal to the lower of seventy percent (70%) of the 30-day average trading price prior to closing of the loan, or $2.50 (the "Price"). The warrant exercise price was therefore determined to be $2.04 per share. The number of shares subject to the warrant will be determined by dividing the Price into an amount equal to 10% of the average annual loan balance multiplied by the number of years the loan is outstanding (the "Warrant Fee"). The resulting maximum number of warrants that could be issued are 58,910. At Mezzanine's election, all or any part of the Warrant Fee may be put to the Company upon repayment of the loan for payment in cash in the amount equal to 70% of such Warrant Fee, paid in equal monthly payments over the same number of months that the loan was outstanding. Additionally, Mezzanine received a closing fee equal to 2% of the amount of the loan and reimbursement for expenses associated with the making of the loan. (See Note 13 regarding subsequent activity on this loan).

Herbert M. Pearlman, Chairman of the Board of Directors of the Company, is a director, officer and principal stockholder of the general partner of Mezzanine. Mr. Pearlman is also Chairman, chief executive officer and a principal stockholder of Helm Resources, Inc., a publicly traded company which holds an approximately 14% equity stake in Mezzanine.

Bridge Notes

On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The transaction was exempt from registration under the Securities Act of 1933. Nineteen units were issued under the offering, providing the Company with $475,000 in proceeds. The notes included a repayment provision requiring the Company to apply 40% of the net proceeds received by it from the sale of any of its common stock other than common stock issued upon the exercise of employee, director, or consultant stock options, to the pro-rata repayment of the Notes within sixty (60) days of the receipt of such proceeds. As a result of this repayment provision the notes were paid in full on February 16, 1996.

Line Of Credit

On December 18, 1995, the Company established a $750,000 line of credit secured by accounts receivable and other assets of the Company. At April 27, 1996, $292,000 was outstanding and $458,000 of the line of credit was available. The line of credit bears an interest rate of prime plus four points (12.25% at April 27, 1996, which equals the weighted-average interest note for the period).

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       INCOME TAXES

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

The components of the Company's deferred income taxes at April 27, 1996 and April 29, 1995 are as follows:

                                                         1996                 1995
                                                      -----------         -----------
Net operating loss carryforwards                      $ 5,450,000         $ 4,709,000
Inventories                                               495,000             447,000
Other                                                     255,000             363,000
                                                      -----------         -----------
   Total deferred tax asset                             6,200,000           5,519,000
Valuation allowance for deferred taxes                 (6,200,000)         (5,519,000)
                                                      -----------         -----------
   Net deferred taxes                                 $       -0-         $       -0-
                                                      ===========         ===========


At April 27, 1996 and April 29, 1995, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $14,800,000 which expiresin the years 1997 to 2011. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

7.       COMMON STOCK

STOCK OPTION PLANS
- ------------------

The Company has a non-qualified stock option plan which provides for the issuance of up to 500,000 shares of common for non-employee directors, officers and other key employees. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five year after grant date, and all options were granted at fair market value at the date of the grant.

Stock option transactions and prices are summarized as follows:

                                    OFFICERS' & EMPLOYEES'   SHARES UNDER OPTION                 DIRECTORS' SHARES UNDER OPTION
                                       FOR YEAR ENDED          FOR YEAR ENDED                 FOR YEAR ENDED        FOR YEAR ENDED
                                       APRIL 27, 1996          APRIL 29, 1995                 APRIL 27, 1996        APRIL 28, 1995
                                       --------------          --------------                 --------------        --------------
Outstanding, beginning of year                191,941               104,018                        195,000                75,000
Granted                                       112,250               119,500                              -               120,000
Exercised                                     (14,377)              (15,077)                       (40,000)                    -
Canceled                                      (95,500)              (16,500)                       (25,000)                    -
                                              -------               -------                        -------               -------
Outstanding, end of year                      194,314               191,941                        130,000               195,000
                                              -------               -------                        -------               -------

Exercise price per share               $1.50 to $3.44        $1.50 to $3.44                 $1.25 to $3.25        $1.25 to $3.25


WARRANTS
- --------
On May 2, 1995, the Company granted David B. Hudson, V.P. - Domestic Beverage Sales, and Keith P. Jordan, National Account Manager, warrants to purchase 20,000 and 10,000 restricted shares of common stock, respectively, at $3.38 per share; the warrants expire May 2, 2000.

On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share (See Note 5).

On August 1, 1995, the Company granted warrants to Herbert M. Pearlman, Chairman (200,000 at $3.00 per share), Robert A. Cutting, former President (100,000 at $3.00 per share), and others (30,000 ranging from $2.00 to $3.00).

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       COMMON STOCK (CONTINUED)

On September 14, 1995, the Company issued 200,000 warrants at $3.50 per share to Hussmann Corporation pursuant to the securities litigation settlement (see footnote 12 to the Consolidated Financial Statements).

On November 1, 1995, the Company issued 500,000 warrants at $3.50 per share to Pepsi-Cola Company pursuant to the securities litigation settlement (see footnote 12).

On December 11, 1995, the Company issued 30,000 warrants at $2.25 per share pursuant to a sale of common stock.

On January 17, 1996, the Company issued 58,910 warrants at $2.04 per share to Mezzanine Financial Fund L.P. pursuant to the debt financing received by Mezzanine (see footnote 5)

Warrant shares under and prices for the years ended April 27, 1996 and April 29, 1995 are summarized as follows:

                                               1996                1995
                                         -------------       --------------
Outstanding at beginning of period           1,275,000                    -
Granted                                      1,386,410            1,275,000
Exercised                                    (214,000)                    -
Canceled                                             -                    -
                                             ---------            ---------
Outstanding at end of period                 2,447,410            1,275,000
                                             ---------            ---------

Exercise price per share                $1.25 to $3.50       $2.00 to $3.50


8.       RELATED PARTY TRANSACTIONS

The Company leases office space for Herbert M. Pearlman from Helm
Resources, Inc. for approximately $21,000 per year. The lease is a month-to-month lease cancelable at any time. Mr. Pearlman is Chairman, chief executive officer and a principal stockholder of Helm Resources Inc. (see footnote 4).

On June 24, 1994 the Company purchased the headquarters facility from Mr. Joseph W. Shannon, former Chairman of the Company, for $490,000. The Company had previously leased the facility from Mr. Shannon.

9.       OPERATING LEASES

Aggregate rental expense for fiscal years 1996, 1995 and 1994 was $60,000, $13,000 and $82,000, respectively.

10.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at April 27, 1996 and April 29, 1995:

                                                    1996                1995
                                                ----------           ----------
Land                                            $   57,000           $   57,000
Building and building improvements                 572,000              572,000
Machinery and equipment                            865,000              799,000
                                                ----------           ----------
                                                 1,494,000            1,428,000
Less accumulated depreciation                     (791,000)            (725,000)
                                                ----------           ----------
                                                $  703,000           $  703,000
                                                ==========           ==========

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      RETIREMENT BENEFITS

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution was approximately $9,000 in each year during 1996, 1995 and 1994. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

12.      LITIGATION SETTLEMENT/CONTINGENCIES

On March 13, 1995, the Company and other defendants (officers and directors and former directors of the Company) entered into a Stipulation of Settlement (the "Settlement") with the Plaintiffs in a class action lawsuit (the "Securities Litigation") that provided for the Settlement of the Securities Litigation. The Settlement provided for a Gross Settlement Fund of $1,850,000, plus 1,550,000 shares of the Company's common stock. The Company's contribution to the Settlement Fund was $443,000 and 150,000 shares. The Stipulation defined the Plaintiff class as "all persons who purchased ABCC common stock on the open market from January 24, 1990 through August 1, 1991, inclusive." On June 19, 1995, the U.S. Federal District Court for the Southern District of New York entered a Final Judgment approving the Settlement as "fair, reasonable and adequate to members of the class." Pursuant to the terms of the Final Judgment, on July 6, 1995, Plaintiffs' counsel were paid attorneys' fees of $550,000 (plus $1,078 of accrued interest after taxes) on the cash portion of the Settlement Fund and were reimbursed $244,394 for expenses out of the Gross Settlement Fund. Plaintiffs' counsel also received an aggregate of 465,000 shares of common stock of the Company awarded to Plaintiffs' counsel from the Gross Settlement Fund as a portion of attorneys' fees. These shares of common stock were distributed to Plaintiffs' counsel in early February 1996.

On January 16, 1996, the U.S. Federal District Court ordered the distribution of the Net Settlement Fund consisting of approximately $1,082,000 cash and 1,085,000 shares of common stock of the Company to 1,469 authorized claimants. The distribution to authorized claimants was made pursuant to the Order of the Court on about February 23, 1996. There is no further action to be taken in connection with the Securities Litigation since the Settlement has been effectuated in accordance with the Order of the Court.

The estimated legal fees and settlement costs have been accrued for the above action. At April 29, 1995, the accrual amounted to $1,498,000. During 1996, $1,037,000 of this amount was settled in cash and securities, $366,000 was reversed and credited to income and $95,000 remained in the accrual at April 27, 1996 to cover certain remaining legal fees.

The Company from time to time is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined would not have a material adverse effect on its financial statements.

13.      SUBSEQUENT EVENTS

On July 24, 1996, the Company distributed 125,000 shares of common stock to The Mezzanine Financial Fund, L.P. in satisfaction of $38,000 of interest charges from May through September 1996 due Mezzanine under the credit facility it provides the Company. Mezzanine will also credit the principal owned under the credit facility to the extent that proceeds from the sale of these shares or the market value of the shares at September 30, 1996 exceeds the amount of interest due.

                ABC DISPENSING TECHNOLOGIES, INC. (CONSOLIDATED)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                     COLUMN B              COLUMN C          COLUMN D              COLUMN E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                           BALANCE AT            CHARGED TO                                 BALANCE
                                            BEGINNING             COSTS AND                                  AT END
DESCRIPTION                                 OF PERIOD              EXPENSES        DEDUCTIONS             OF PERIOD
- ------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED APRIL 27, 1996
- -------------------------

Allowance for doubtful accounts              $ 78,000              $ 40,000          $(18,000)(a)          $136,000
                                             ========              ========          ========              ========

Allowance for inventory obsolescence         $943,000              $ 80,000          $ 38,000(b)           $985,000
                                             ========              ========          ========              ========


YEAR ENDED APRIL 29, 1995
- -------------------------

Allowance for doubtful accounts              $128,000              $  1,000          $ 51,000(a)           $ 78,000
                                             ========              ========          ========              ========

Allowance for inventory obsolescence         $816,000              $150,000          $ 23,000(b)           $943,000
                                             ========              ========          ========              ========


YEAR ENDED APRIL 30, 1994
- -------------------------

Allowance for doubtful accounts              $157,000              $118,000          $147,000(a)           $128,000
                                             ========              ========          ========              ========

Allowance for inventory obsolescence         $712,000              $265,000          $161,000(b)           $816,000
                                             ========              ========          ========              ========


 (a)  Uncollectible accounts written off, net of recoveries.

 (b)  Inventory written off and disposed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

         Information regarding the Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement of the Annual Meeting of Stockholders to be held September 1996. Certain information concerning the Executive Officers is also included below:

         NAME                            POSITION
         ----                            --------
         Herbert M. Pearlman             Chairman of the Board of Directors

         Charles M. Stimac, Jr.          President and Director

         Gary T. Salhany                 Treasurer

         William Lerner                  Secretary

     Mr. Herbert M. Pearlman has been Chairman of the Board of Directors of the Company since September 1994, replacing Mr. Joseph W. Shannon, who was Chairman from February 1986 to September 1994.

     Mr. Charles M. Stimac, Jr. has been President of the Company since July 15, 1996, replacing Mr. Robert A. Cutting, who was President of the Company since April 1990 and was President of the Company's wholly-owned subsidiary, ABC Dispensing Technologies, Inc., since September 1986.

     Mr. Gary T. Salhany, CPA, MBA, has been Treasurer of the Company since August 1986.

     Mr. William Lerner has been Secretary of the Company since September 1994.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------

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

23       Consent of Ernst & Young LLP.

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

(c)      Current reports on Form 8-K during the quarter ended April 27, 1996.

         None.

SIGNATURES
- ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC DISPENSING TECHNOLOGIES, INC.

By:  /s/ CHARLES M. STIMAC, JR.              By:  /s/ GARY T. SALHANY
    -------------------------------              --------------------------
     Charles M. Stimac, Jr.                      Gary T. Salhany
     President                                   Treasurer
     Principal Executive Officer                 Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                                TITLE                                       DATE
     ----                                ----                                        ----

     /s/ HERBERT M. PEARLMAN             Chairman of the Board of Directors          August 9, 1996
     --------------------------
     Herbert M. Pearlman

     /s/ CHARLES M. STIMAC, JR.          President & Director                        August 9, 1996
     --------------------------
     Charles M. Stimac, Jr.


     /s/ HERBERT L. LUXENBURG            Director                                    August 9, 1996
     --------------------------
     Herbert L. Luxenburg


     /s/ C. RAND MICHAELS                Director                                    August 9, 1996
     --------------------------
     C. Rand Michaels


     /s/ John E. Stieglitz               Director                                    August 9, 1996
     --------------------------
     John E. Stieglitz
