Form 10-Q
period 1996-07-27
ABC DISPENSING TECHNOLOGIES INC
filed 1996-09-10
CIK 748103

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JULY 27, 1996

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

     Common Stock outstanding at September 3, 1996 was 17,109,160 shares.

                                      INDEX

               ABC DISPENSING TECHNOLOGIES, INC. AND SUBSIDIARIES

Part I   Financial Information                                                                                     Page No.
- ------------------------------------------------------------------------------------------------------------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -July 27, 1996 and April 27, 1996                                                    3

         Consolidated statements of operations - Three months ended July 27, 1996 and
         July 29, 1995                                                                                                    4

         Consolidated statements of cash flows - Three months ended July 27, 1996 and July 29, 1995                       5

         Consolidated statement of stockholders' equity - Three months ended July 27, 1996                                6

         Notes to consolidated financial statements - July 27, 1996                                                    7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        12-13

Part II  Other Information
- ------------------------------------------------------------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits and Reports                                                                                       14


Signature                                                                                                                15

                       ABC DISPENSING TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

         ASSETS                                                                      July 27, 1996             April 27, 1996
- ------------------------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                   $     96,000              $    488,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $146,000 as of July 27 and $136,000 as of April 27                        824,000                   770,000
         Inventories (Note 3)                                                           1,298,000                 1,703,000
                                                                                     ------------              ------------
                  Total current assets                                                  2,218,000                 2,961,000

Property, Plant, and Equipment (Note 9)                                                   687,000                   703,000

Other assets:

         Intangible assets, less accumulated amortization of $498,000
           as of July 27 and $480,000 as of April 27                                      155,000                   167,000
         Patents pending and deferred charges                                             164,000                   193,000
                                                                                     ------------              ------------
                                                                                          395,000                   434,000
                                                                                     ------------              ------------
TOTAL ASSETS                                                                         $  3,224,000              $  4,020,000
                                                                                     ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

- ------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
         Accounts payable                                                            $    736,000              $    875,000
         Line of credit                                                                   352,000                   292,000
         Note payable to related party                                                    390,000                   500,000
         Current portion of long-term debt (Note 4)                                        25,000                    25,000
         Accrued liabilities:
           Employee compensation and benefits (Notes 6 & 10)                              314,000                   218,000
           Warranty reserve                                                               189,000                   197,000
           Legal fees and settlement costs                                                155,000                   148,000
           Selling rights                                                                  88,000                   124,000
           Other                                                                          236,000                   263,000
                                                                                     ------------              ------------
                  Total current liabilities                                             2,474,000                 2,642,000

Long-term debt (Note 5)                                                                   289,000                   294,000

Stockholders' equity:
         Common Stock, $.01 par value; authorized
           50,000,000 shares; 17,109,160 shares issued
           and outstanding (16,984,160 at April 27, 1996)                                 171,000                   170,000
         Additional paid-in capital                                                    19,073,000                18,942,000
         Retained earnings (deficiency)                                               (18,651,000)              (17,882,000)
                                                                                     ------------              ------------
                                                                                          593,000                 1,230,000
         Less notes receivable - stockholders                                            (143,000)                 (146,000)
                                                                                     ------------              ------------
            Total Stockholders' Equity                                                    450,000                 1,084,000
                                                                                     ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  3,224,000              $  4,020,000
                                                                                     ============              ============


                            See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                            Three Months Ended       Three Months Ended
                                                               July 27, 1996            July 29, 1995
- -------------------------------------------------------------------------------------------------------
Revenues:
         Products and services                                  $ 1,178,000             $ 1,126,000
         Royalties                                                      -0-                  72,000
                                                                -----------             -----------
                                                                  1,178,000               1,198,000

Cost and expenses:
         Products and services                                    1,036,000               1,079,000
         General and administrative                                 554,000                 268,000
         Selling and marketing                                      156,000                 114,000
         Research and development                                   178,000                 163,000
                                                                -----------             -----------
                                                                  1,924,000               1,624,000
                                                                -----------             -----------

Loss from operations                                               (746,000)               (426,000)


Other income (expense)
         Interest (expense)                                         (33,000)                (72,000)
         Interest income                                              4,000                 134,000
         Other income (expense), net                                  6,000                  (5,000)
                                                                -----------             -----------
                                                                    (23,000)                 57,000
                                                                -----------             -----------

Net loss (Note 5)                                               $  (769,000)            $  (369,000)
                                                                ===========             ===========

Weighted average number of shares outstanding                    16,989,655              16,008,989
                                                                ===========             ===========

Net loss per share                                              $     (0.05)            $     (0.02)
                                                                ===========             ===========


                            See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                               Three Months Ended    Three Months Ended
                                                                  July 27, 1996         July 29, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                               $(769,000)          $  (369,000)

      Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                    32,000                20,000

      Changes in operating assets and liabilities:
         Receivables                                                     (60,000)             (635,000)
         Inventories                                                     405,000              (434,000)
         Patents pending and deferred charges                             29,000                 3,000
         Accounts payable                                               (139,000)              460,000
         Accrued liabilities                                              68,000              (624,000)
         Selling rights                                                  (36,000)                  -0-
         Deferred income                                                     -0-                (2,000)
                                                                       ---------           -----------
      Total adjustments                                                  299,000            (1,212,000)
                                                                       ---------           -----------

Net cash used in operating activities                                   (470,000)           (1,581,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to patents                                              (  6,000)                  -0-
      Additions to property, plant, and equipment                            -0-                (7,000)
                                                                       ---------           -----------

Net cash used in investing activities                                     (6,000)               (7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from private placement                                    131,000               430,000
      Proceeds from line of credit                                        60,000                   -0-
      Proceeds from collection of stockholders receivables                 3,000                 3,000
      Proceeds from stock issued for exercise of warrants
         and options                                                         -0-               202,000
      Payment of miscellaneous notes                                      (5,000)                  -0-
      Repayment of notes payable and loan costs                         (105,000)             (192,000)

Net cash provided by financing activities                                 84,000               443,000
                                                                       ---------           -----------

Net decrease in cash and cash equivalents                               (392,000)           (1,145,000)
Cash and cash equivalents at beginning of year                           488,000             1,309,000
                                                                       ---------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  96,000           $   164,000
                                                                       =========           ===========


                            See accompanying notes.

                       ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three months ended July 27, 1996
                                   Unaudited

                                                 Number of     Common Stock        Additional         Retained             Notes
                                                 Shares of         $.01 Par           Paid-in         Earnings       Receivable-
                                              Common Stock            Value           Capital     (Deficiency)      Stockholders
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at April 27, 1996                       16,984,160         $170,000       $18,942,000     $(17,882,000)        $(146,000)

     Collection of note receivable-
        stockholders                                                                                                       3,000

     Issue of stock to Mezzanine Financial
        Fund, L.P. (Note 4)                        125,000            1,000           141,000

     Private placement costs                                                          (10,000)

     Net loss for the three months ended
        July 27, 1996                                                                                 (769,000)
                                                ----------         --------       -----------     ------------         ---------
Balance at July 27, 1996                        17,109,160         $171,000       $19,073,000     $(18,651,000)        $(143,000)
                                                ==========         ========       ===========     ============         =========


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

2.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 27, 1996 are not necessarily indicative of the results that may be expected for the year ended April 26, 1997. For further information, refer to the Form 10-K for the year ended April 27, 1996.

YEAR END - The Company's fiscal year-end is the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Both fiscal 1997 and fiscal 1996 consist of fifty-two weeks ending on April 26 and April 27, respectively. References to the years 1997 and 1996 refer to fiscal years ended April 26, 1997 and April 27, 1996, respectively.

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

FINANCIAL INSTRUMENTS - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair value at July 27, 1996.

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

MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 70 and 77 percent of the Company's total revenues, for the three months ended July 27, 1996 and July 29, 1995, respectively.

PROVISION FOR WARRANTY CLAIMS - Estimated warranty costs are provided at the time of sale of the warranted products.

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

NET LOSS PER SHARE - Net loss per share is computed on the basis of weighted average number of shares outstanding for the period. Common stock equivalents are not material, and therefore, are not included in the computation of primary shares outstanding.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform with current year classifications.

3.       INVENTORIES

At July 27, 1996 and April 27, 1996, inventories consisted of the following:

                                July 27, 1996                April 27, 1996
Raw Materials                     $  548,000                     $  729,000
Work-in-process                      350,000                        488,000
Finished goods                       400,000                        486,000
                                  ----------                     ----------
                                  $1,298,000                     $1,703,000
                                  ==========                     ==========

The above amounts are net of obsolescence reserves of $985,000 as of July 27, 1996 and April 27, 1996.

4.       FINANCING ARRANGEMENTS

Notes Payable
In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman (see footnote 7). The note payable has an adjustable interest rate (9.25% at July 27, 1996 and April 27, 1996) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At July 27, 1996, the facility had a net book value of $459,000.

At July 27, 1996 and April 27, 1996, notes payable consisted of the following:

                                                                           July 27, 1996             April 27, 1996
Note payable to bank (Headquarters facility purchase)                           $276,000                   $278,000
Other (equipment purchases)                                                       38,000                     41,000
                                                                                --------                   --------
                                                                                 314,000                    319,000
Less amounts due within one year                                                 (25,000)                   (25,000)
                                                                                --------                   --------
Total long-term debt                                                            $289,000                   $294,000
                                                                                ========                   ========

Interest paid by the Company approximates interest expense for the quarters ended July 27, 1996 and July 29, 1995.

Maturities of notes payable for the five years subsequent to April 27, 1996 are as follows: 1997--$25,000; 1998--$30,000; 1999--$24,000; 2000--$15,000 and
2001--$16,000.

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       FINANCING ARRANGEMENTS (CONTINUED)

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

On July 24, 1996, the Company distributed 125,000 shares of common stock to The Mezzanine Financial Fund, L.P. in satisfaction of $38,000 of interest charges from May through September 1996 due Mezzanine under the credit facility it provides the Company, plus Mezzanine will credit the principal owned to the extent that proceeds from the sale of these shares or the market value of the shares at September 30, 1996 exceeds the amount of interest due.

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

Line Of Credit
On December 18, 1995, the Company established a $750,000 line of credit secured by accounts receivable and other assets of the Company. At July 27, 1996, $352,000 was outstanding and $398,000 of the line of credit was available. The line of credit bears an interest rate of prime plus four points (12.25% at July 27, 1996, which equals the weighted-average interest rate for the period).

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       INCOME TAXES

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
                                                  ===========         ===========

At April 27, 1996 and April 29, 1995, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $14,800,000 which expires in the years 1997 to 2011. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

6.       COMMON STOCK

STOCK OPTION PLANS

The Company has a non-qualified stock option plan which provides for the issuance of up to 500,000 shares of common stock for non-employee directors, officers and other key employees. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date. All options were granted at fair market value at the date of the grant.

Stock option transactions and prices are summarized as follows:

                                    Officers' & Employees' Shares Under Option                Directors' Shares Under Option
                                       For Year Ended        For Year Ended                For Year Ended         For Year Ended
                                        July 27, 1996         July 29, 1995                  July 27, 1996         July 29, 1995
                                        -------------         -------------                  -------------         -------------
Outstanding, April 27, 1996                   194,314               191,941                        130,000               195,000
Granted                                             -                32,000                              -                     -
Exercised                                           -                (1,585)                             -                     -
Canceled                                            -               (91,500)                             -                     -
                                              -------               -------                        -------               -------
Outstanding, July 27, 1996                    194,314               130,856                        130,000               195,000
                                              -------               -------                        -------               -------
Exercise price per share               $1.50 to $3.44        $1.63 to $3.44                 $1.25 to $3.25        $1.25 to $3.25


Warrant shares under and prices for the years ended July 27, 1996 and July 29, 1995 are summarized as follows:

                                                       1996                         1995
                                                     ---------                   ----------
Outstanding at beginning of period                   2,447,410                    1,275,000
Granted                                                      -                      255,000
Exercised                                                    -                     (100,000)
Canceled                                                     -                            -
                                                     ---------                    ---------
Outstanding at end of period                         2,447,410                    1,430,000
                                                     =========                    =========
Exercise price per share                        $1.25 to $3.50               $1.25 to $3.38

                       ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       RELATED PARTY TRANSACTIONS

The Company leases office space for Herbert M. Pearlman from Helm Resources, Inc. for approximately $21,000 per year. The lease is a month-to-month lease cancelable at any time. Mr. Pearlman is Chairman, chief executive officer and a principal stockholder of Helm Resources Inc. (see footnote 5).

On June 24, 1994 the Company purchased the headquarters facility from Mr. Joseph W. Shannon, former Chairman of the Company, for $490,000. The Company had previously leased the facility from Mr. Shannon.

8.       OPERATING LEASES

For the three months ended July 27, 1996 and July 29, 1995, aggregate rental expense was $9,000, and $6,000, respectively.

9.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following July 27, 1996 and April 27, 1996:

                                         July 27, 1996       April 27, 1996
Land                                        $   57,000           $   57,000
Building and building improvements             572,000              572,000
Machinery and equipment                        863,000              865,000
                                            ----------           ----------
                                             1,492,000            1,494,000
Less accumulated depreciation                 (805,000)            (791,000)
                                            ----------           ----------
                                            $  687,000           $  703,000
                                            ==========           ==========


10.      RETIREMENT BENEFITS

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution for the three months ended July 27, 1996 and July 29, 1995 amounted to $2,000 and $3,000, respectively. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         The Company reports on a fiscal year which ends on the Saturday closest to April 30. The current fiscal year ends April 26, 1997, the prior fiscal year ended April 27, 1996.

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

COMPANY APPOINTS NEW PRESIDENT

     On July 16, 1996, the Company appointed Charles M. Stimac, Jr. as President and Chief Executive Officer to succeed Robert A. Cutting. Mr. Stimac, 45 years old, has more than 20 years experience in the investment banking and brokerage industry and has extensive experience in sales and marketing.
Mr. Stimac was formerly a Vice President with Roney & Company, a member firm of the New York Stock Exchange.

QUARTER ENDED JULY 27, 1996 COMPARED TO QUARTER ENDED JULY 29, 1995

         The net loss was $769,000 for the current quarter ("Q96") compared to $369,000 for the same period last year ("Q95"). Total revenues for Q96 were $1,178,000 compared to Q95 revenues of $1,198,000:

Product sales:                          July 27, 1996     July 29, 1995
Industrial dispensers                      $  768,000        $  763,000
Beverage dispensers                           232,000           142,000
                                           ----------        ----------
                                           $1,000,000        $  905,000

Service and development sales:

Industrial                                 $   75,000        $  187,000
Beverage                                      103,000           106,000
                                           ----------        ----------
                                           $  178,000        $  293,000
                                           ----------        ----------
Total Revenues:                            $1,178,000        $1,198,000
                                           ==========        ==========

         The Company recognizes the need to increase sales as quickly as possible and also the need to review and implement long-term marketing and sales strategies. Please refer to the Annual Report on Form 10-K for the fiscal year ended April 27, 1996 for the discussion of these strategies.

COST AND EXPENSE REVIEW

         Gross profit on products sold was 20% for Q96 compared to 27% for Q95. The cost of products sold include the expensing of previously capitalized manufacturing overhead. Q96 overhead expense was $111,000 compared to Q95 overhead expense of $38,000. The remaining unabsorbed overhead is $190,000 as of July 27, 1996 compared to $188,000 as of July 29, 1995.

         General and administrative expense increased from $268,000 for Q95 to $554,000 in Q96. The $145,000 severance cost of former President and CEO, Robert A. Cutting, was recorded, accordingly, as an expense in Q96. No severance expense was recorded in Q95. Secondly, overall payroll and expenses have increased in Q96 compared to Q95. Management recognized the need to keep operating expenses at a minimum; as a result, the full-time workforce was reduced from 51 to 43 in August 1996. Finally, the activity-based costing system also accounts for a portion of the variation in G&A from Q95 to Q96; this variation reflects the higher volume of G&A activity in Q96.

         Increased selling and marketing activities resulted in a 37% increase in expenses in Q96 versus Q95.

         Research & development expenses increased by 9% in Q96 versus Q95, mainly due to the increase in R&D personnel.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased to $96,000 as of July 27, 1996 from $488,000 as of April 27, 1996. Operating activities required cash of $474,000.

     For short-term cash, the Company utilizes an accounts receivable-based credit line. As of July 27, 1996, the Company had outstanding $352,000 on this credit line. The interest rate is four points over the prime lending rate, or 12.25% as of July 27.

     On July 24, the Company distributed 125,000 common shares to The Mezzanine Financial Fund, L.P. in satisfaction of $38,000 of interest charges from May through September 1996 due Mezzanine under the January 1996 loan provided to the Company; Mezzanine will credit the principle owed to the extent that proceeds from the sale of these shares or the market value of the shares at September 30, 1996 exceeds the amount of interest due.

         The Company has negotiated extended payment terms from many of its vendors to enable the Company to continue production runs and meet shipping deadlines.

         The current ratio as of July 27 was 0.87:1.00, compared to the current ratio as of April 27, which was 1.09:1.00.

         The quick ratio (cash and current receivables, divided by total current liabilities) was 0.34:1.00 as of July 27, compared to 0.45:1.00 as of April 27.

         Management recognizes the need to generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $3,368,000 over the past three years through private placements. The Company is in the process of a private placement offering to raise $3 million. As of September 6, 1996, the Company has secured $1 million in convertible note commitments. The Company is attempting to raise an additional $2 million in convertible notes by September 30, 1996. The 9% Convertible Senior Subordinated Redeemable Notes are due August 1, 1999. Each $25,000 note is convertible into shares of the Company's common stock at a price of $1.25 per share, and redeemable common stock purchase warrants to purchase the same number of shares at $1.50 per share for a period of five years.

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

         Management also recognizes the need to keep operating expenses and costs at a minimum. The full-time workforce was reduced from 51 to 43 in August 1996. Certain products are being reviewed to determine whether or not the Company wishes to continue to offer them for sale, license the product technology to others, or to discontinue their sale altogether.

     Inventories were reduced to $1.3 million at July 27, from $1.7 million at April 27, due to the shipment of Tint-A-Color dispensers to The
Sherwin-Williams Company.

PART II     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS

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

                                       ABC DISPENSING TECHNOLOGIES, INC.
                                       ---------------------------------
                                                  (Registrant)

Date: September 10, 1996                  /s/ GARY T. SALHANY
     ---------------------             ---------------------------------
                                           Gary T. Salhany Treasurer