Form 10-Q
period 1996-10-26
ABC DISPENSING TECHNOLOGIES INC
filed 1996-12-10
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED OCTOBER 26, 1996
                                            OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF  THE  SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
           (Name changed from American Business Computers Corporation)
             (Exact name of registrant as specified in its charter)

         Florida                                         59-2001203
         -------------------------------                 ------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         451 Kennedy Road   Akron, Ohio                  44305
         ---------------------------------------         ---------
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

       Common Stock outstanding at November 21, 1996 was 17,109,160.

                                                   Index

                             ABC Dispensing Technologies, Inc. and Subsidiaries

Part I   Financial Information                                                                    Page No.
-----------------------------------------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -October 26, 1996 and April 27, 1996                                3

         Consolidated statements of operations - Six months ended October 26, 1996 and
         October 28, 1995                                                                                4

         Consolidated statements of cash flows - Six months ended October 26, 1996 and
         October 28, 1995                                                                                5

         Consolidated statement of stockholders' equity - Six months ended October 26, 1996              6

         Notes to consolidated financial statements - October 26, 1996                                7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       12-14


Part II  Other Information
-----------------------------------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits and Reports                                                                      15



Signature                                                                                               16


                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           Unaudited         Audited
ASSETS                                                              October 26, 1996  April 27, 1996
----------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                      $    472,000    $    488,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $152,000 as of October 26 and $136,000 as of April 27        337,000         666,000
         Notes receivable (short-term)                                        33,000          28,000
         Inventories (Note 3)                                              1,156,000       1,703,000
                                                                        ------------    ------------
                  Total current assets                                     1,998,000       2,885,000

Property, Plant, and Equipment (Note 10)                                   1,507,000       1,491,000
Less accumulated depreciation                                               (821,000)       (788,000)
                                                                        ------------    ------------
                                                                             686,000         703,000

Other assets:
         Notes receivable (long-term)                                         86,000          70,000
         Intangible assets, less accumulated amortization of $516,000
            as of October 26 and $480,000 as of April 27                     138,000         169,000
         Patents pending and deferred charges                                145,000         193,000
                                                                        ------------    ------------
                 Total other assets                                          369,000         432,000

Total Assets                                                            $  3,053,000    $  4,020,000
                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------

Current liabilities:

         Accounts payable                                               $    684,000    $    876,000
         Line of credit                                                      225,000         292,000
         Note payable to related party (Note 4)                             (110,000)        500,000
         Current portion of long-term debt (Note 4)                           18,000          25,000
         Accrued liabilities:
           Legal fees and settlement costs                                   151,000         148,000
           Employee compensation and benefits                                306,000         218,000
           Warranty reserve                                                  192,000         197,000
            Other                                                            271,000         353,000
           Deferred income                                                    19,000          33,000
                                                                        ------------    ------------
                  Total current liabilities                                1,756,000       2,642,000

Long-term debt (Note 4)                                                      298,000         294,000

Stockholders' equity:
         Common Stock, $.01 par value; authorized
           50,000,000 shares; 17,109,160 shares issued
           and outstanding (16,984,160 at April 27, 1996)                    171,000         170,000
         Preferred Stock (Note 6)                                          1,225,000               0
         Additional paid-in-capital                                       19,010,000      18,942,000
         Retained earnings (deficiency)                                  (19,266,000)    (17,882,000)
                                                                        ------------    ------------
                                                                           1,140,000       1,230,000
         Less notes receivable - stockholders                               (141,000)       (146,000)
                                                                        ------------    ------------
            Total Stockholders' Equity                                       999,000       1,084,000
                                                                        ------------    ------------
Total Liabilities and Stockholders' Equity                              $  3,053,000    $  4,020,000
                                                                        ============    ============




                                         See accompanying notes.

                                 ABC DISPENSING TECHNOLOGIES, INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS
               Six months and three months ended October 26, 1996 and October 28, 1995
                                          Unaudited

                                             Six Months Ended                Three Months Ended
                                       Oct. 26, 1996   Oct. 28, 1995    Oct. 26, 1996  Oct. 28, 1995
----------------------------------------------------------------------------------------------------
Revenues:
         Products and services          $  2,138,000    $  3,555,000    $    960,000    $  2,429,000
         Royalties                                 0         256,000               0         184,000
                                        ------------    ------------    ------------    ------------

         Total revenues                    2,138,000       3,811,000         960,000       2,613,000

Cost and expenses:
         Products and services             1,763,000       3,156,000         727,000       2,077,000
         General and administrative        1,013,000         577,000         459,000         309,000
         Selling and marketing               305,000         255,000         149,000         141,000
         Research and development            391,000         363,000         213,000         200,000
                                        ------------    ------------    ------------    ------------

         Total cost and expenses           3,472,000       4,351,000       1,548,000       2,727,000

Loss from operations                      (1,334,000)       (540,000)       (588,000)       (114,000)


Other income:
         Investment income/(expense)           9,000          61,000          42,000           2,000
         Interest income/(expense)           (62,000)        (41,000)        (66,000)        (31,000)
         Other income/(expense)                3,000          12,000          (3,000)          4,000
                                        ------------    ------------    ------------    ------------

         Total other income/(expense)        (50,000)         32,000         (27,000)        (25,000)


Net loss (Note 5)                       ($ 1,384,000)   ($   508,000)   ($   615,000)   ($   139,000)
                                        ------------    ------------    ------------    ------------

Weighted average number of
  shares outstanding                      17,114,655      16,140,467      16,989,655      16,272,087
                                        ------------    ------------    ------------    ------------

Net loss per share                      ($      0.08)   ($      0.03)   ($      0.04)   ($      0.01)
                                        ============    ============    ============    ============


























                                                  See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                               Six Months Ended    Six Months Ended
                                                               October 26, 1996    October 28, 1995
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
-------------------------------------

Net loss                                                           ($1,384,000)     ($  508,000)

      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                  69,000           39,000

      Changes in operating assets and liabilities:
         Receivables                                                   308,000         (885,000)
         Inventories                                                   547,000          111,000
         Patents pending and deferred charges                           48,000          (50,000)
         Accounts payable                                             (192,000)         298,000
         Accrued liabilities                                             4,000       (1,035,000)
         Deferred income                                               (14,000)         (17,000)
                                                                   -----------      -----------

      Total adjustments                                                770,000       (1,539,000)
                                                                   -----------      -----------

Net cash used in operating activities                                 (614,000)      (2,047,000)

Cash flows from investing activities:
-------------------------------------

      Additions to patents                                              (5,000)         (37,000)
      Additions to property, plant, and equipment                      (16,000)               0
                                                                   -----------      -----------

Net cash used in investing activities                                  (21,000)         (37,000)

Cash flows from financing activities:
-------------------------------------

      Proceeds from issuance of preferred stock                      1,225,000                0
      Proceeds (costs) of private placement                             68,000          584,000
      Proceeds from collection of stockholders' receivable               5,000            6,000
      Proceeds from miscellaneous note                                   4,000                0
      Repayment of line of credit                                      (67,000)               0
      Repayment of notes payable and loan costs                       (616,000)        (398,000)
      Proceeds from issuance of notes payable                                0          475,000
      Stock contribution to class action settlement fund                     0          450,000
      Proceeds from stock issued for exercise of warrants                    0          428,000
      Proceeds from stock issued for exercise of stock options               0           65,000
                                                                   -----------      -----------

Net cash provided by financing activities                              619,000        1,619,000
                                                                   -----------      -----------

Net increase (decrease) in cash and cash equivalents                   (16,000)        (465,000)
Cash and cash equivalents at beginning of year                         488,000        1,309,000
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   472,000      $   844,000
                                                                   ===========      ===========

                                    See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six months ended October 26, 1996
                                    Unaudited

                                  Number of   Common Stock               Additional        Retained          Notes
                                  Shares of       $.01 Par   Preferred      Paid-in        Earnings    Receivable-
                               Common Stock          Value       Stock      Capital    (Deficiency)   Stockholders
------------------------------------------------------------------------------------------------------------------

Balance at April 27, 1996       16,984,160        $170,000          $0  $18,942,000   $(17,882,000)     $(146,000)


 Collection of notes receivable-
   stockholders'                                                                                            5,000

 Issue of stock to Mezzanine
   Financial Fund, L.P.(Note 4)    125,000           1,000                  141,000

 Preferred Stock private
      placement (Note 6)                                     1,225,000

 Private placement costs                                                    (73,000)

 Net loss for the six months
   ended October 26, 1996                                                               (1,384,000)
                                ----------        --------  ----------  -----------   ------------     ---------
Balance at October 26, 1996     17,109,160        $171,000  $1,225,000  $19,010,000   $(19,266,000)    $(141,000)
                                ==========        ========  ==========  ===========   ============     =========







































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

2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 26, 1996 are not necessarily indicative of the results that may be expected for the year ended April 26, 1997. For further information, refer to the Form 10-K for the year ended April 27, 1996.

YEAR END - The Company `s fiscal year-end is the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Both fiscal 1997 and fiscal 1996 consist of fifty-two weeks ending on April 26 and April 27, respectively. References to the years 1997 and 1996 refer to fiscal years ended April 26, 1997 and April 27, 1996, respectively.

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

FINANCIAL INSTRUMENTS - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair value at October 26, 1996.

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

MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 72 and 84 percent of the Company's total revenues, for the six months ended October 26, 1996 and October 28, 1995, respectively.

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

3.    INVENTORIES

At October 26, 1996 and April 27, 1996, inventories consisted of the following:

                                       October 26, 1996          April 27, 1996
                                       ----------------          --------------
Raw Materials                               $   605,000             $   729,000
Work-in-process                                 153,000                 488,000
Finished goods                                  398,000                 486,000
                                             ----------              ----------
                                             $1,156,000              $1,703,000
                                             ==========              ==========

The above amounts are net of obsolescence reserves of $926,000 as of October 26, 1996 and $985,000 as of April 27, 1996.

4.    FINANCING ARRANGEMENTS

NOTES PAYABLE
In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman (see footnote 7). The note payable has an adjustable interest rate (9.25% at October 26, 1996 and April 27, 1996) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At October 26, 1996, the facility had a net book value of $455,000.

At  October  26,  1996 and  April  27,  1996,  notes  payable  consisted  of the following:
                                       October 26, 1996          April 27, 1996
                                       ----------------          --------------
Note payable to bank (Headquarters
  facility purchase)                           $273,000                $278,000
Other (equipment purchases)                      43,000                  41,000
                                               --------                --------
                                                316,000                 319,000
Less amounts due within one year                (18,000)                (25,000)
                                               --------                --------

Total long-term debt                           $298,000                $294,000
                                               ========                ========

Interest paid by the Company approximates interest expense for the quarters ended October 26, 1996 and July 29, 1995.

Maturities of notes payable for the five years subsequent to April 27, 1996 are as follows: 1997--$25,000; 1998--$30,000; 1999--$24,000; 2000--$15,000 and
2001--$16,000.
                                       -8-

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

On September 23, 1996, the Company paid the Mezzanine Financial Fund, L.P. (Mezzanine) in the amount of $500,000. Prior to this date, the Company delivered 125,000 common shares to Mezzanine of which 30,000 shares were sold to pay past due interest. In addition, another 60,000 shares were sold by Mezzanine in September and October 1996, the proceeds, net of commission, used to pay off the remaining interest of approximately $10,000 and agreed to enhancement fee of approximately $23,000. The Company is currently in the process of obtaining the return of the remaining shares and/or cash proceeds.

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

LINE OF CREDIT
On December 18, 1995, the Company established a $750,000 line of credit secured by accounts receivable and other assets of the Company. At October 26, 1996, $225,000 was outstanding and $525,000 of the line of credit was available. The line of credit bears an interest rate of prime plus four points (12.25% at October 26, 1996, which equals the weighted-average interest rate for the period).
                                       -9-

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    INCOME TAXES

The components of the Company's deferred income taxes at April 27, 1996 and April 29, 1995 are as follows:
                                                 1996                1995
                                             --------------      --------------
Net operating loss carryforwards               $ 5,450,000         $ 4,709,000
Inventories                                        495,000             447,000
Other                                              255,000             363,000
                                             --------------      --------------
   Total deferred tax asset                      6,200,000           5,519,000
Valuation allowance for deferred taxes         (6,200,000))        (5,519,000))
                                             --------------      --------------
   Net deferred taxes                         $        -0-       $         -0-
                                             ==============      ==============

At April 27, 1996 and April 29, 1995, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $14,800,000 which expires in the years 1997 to 2011. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

6.    PREFERRED STOCK

The shareholders of the Company have approved a proposal by the Board of Directors to authorize 5,000,000 shares of Preferred Stock. The Preferred Shares are 9% Convertible Cumulative Redeemable Preferred Stock, Series A. As of December 6, the Company has received commitments totaling $2,150,000.

7.    COMMON STOCK

STOCK OPTION PLANS

The Company has a non-qualified stock option plan which provides for the issuance of up to 500,000 shares of common stock for non-employee directors, officers and other key employees. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date. All options were granted at fair market value at the date of the grant. Options that expire in May 1997 will be granted a one year extension.

Stock option transactions and prices are summarized as follows:

                                Officers' & Employees' Shares Under Option            Directors' Shares Under Option
                              For Six Months Ended    For Six Months Ended     For Six Months Ended    For Six Months Ended
                                  October 26, 1996        October 28, 1995         October 26, 1996        October 28, 1995
                                  ----------------        ----------------         ----------------        ----------------
Outstanding, April 27, 1996               194,314                  191,941                  130,000                 195,000
Granted                                         -                   97,250                   20,000                       -
Exercised                                       -                 ( 10,049)                       -                ( 40,000)
Canceled                                        -                 (121,828)                       -                       -
                                          -------                 --------                  -------                --------
Outstanding October 26, 1996              194,314                  157,314                  150,000                 155,000
                                          -------                 --------                  -------                --------
Exercise price per share           $1.50 to $3.44        $1.63 to $3.44              $1.25 to $3.25        $1.25 to $3.25

Warrant shares under and prices for the years ended October 26, 1996 and October 28, 1995 are summarized as follows:

                                                        1996                        1995
                                                     ---------                    ---------
Outstanding at beginning of period                   2,447,410                    1,275,000
Granted                                                 85,000                      255,000
Exercised                                                    -                     (100,000)
Canceled                                                     -                            -
                                                     =========                    =========
Outstanding at end of period                         2,532,410                    1,430,000
                                                     =========                    =========
Exercise price per share                         $1.25 to $3.50              $1.25 to $3.38

                                                              -10-

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    RELATED PARTY TRANSACTIONS

The Company pays an allocation to Helm Resources for the costs of Mr. Herbert M. Pearlman for office space and direct expenses totaling approximately $21,000 per year for services rendered by Mr. Pearlman to the Company. Mr. Pearlman is Chairman, chief executive officer and a principal stockholder of Helm Resources Inc. (see footnote 4). This arrangement was terminated effective October 1, 1996.

9.    OPERATING LEASES

For the six months ended October 26, 1996 and October 28, 1995, aggregate rental expense was $18,000, and $20,000, respectively.


10.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following October 26, 1996 and April 27, 1996:

                                            October 26, 1996     April 27, 1996

Land                                             $    57,000        $    57,000
Building and building improvements                   573,000            572,000
Machinery and equipment                              877,000            865,000
                                                 -----------        -----------
                                                   1,507,000          1,494,000
Less accumulated depreciation                       (821,000)          (791,000)
                                                 -----------        -----------
                                                 $   686,000        $   703,000
                                                 ===========        ===========


11.   RETIREMENT BENEFITS

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 12% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution for the three months ended October 26, 1996 and October 28, 1995 amounted to $8,000 and $5,000, respectively. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company reports on a fiscal year which ends on the Saturday closest to April 30. The current year ends April 26, 1997, the prior year ended April 27, 1996.

FAILURE TO MEET NASDAQ STOCK LISTING MINIMUM REQUIREMENTS

      The Company has failed to meet the NASDAQ capital and surplus requirement, as set forth in NASD Marketplace Rule 4310(c)(03). The NASDAQ Listing
Qualifications Panel has granted the Company an exception regarding this requirement. The exception requires that the Company must make a public filing with the SEC and NASDAQ on or before December 2, 1996. The filing must contain a balance sheet no older than October 31, 1996 with pro forma adjustments for any significant transactions occurring on or before the filing date. The filing must evidence minimum capital and surplus in excess of $1,800,000, as well as compliance with all other criteria necessary for continued listing. The Company has met the December 2 requirement with a capital and surplus balance of $2,437,000.

      The exception further requires that the Company must make a second public filing with the SEC and NASDAQ on or before January 3, 1997. The second filing must contain a balance sheet no older than November 30, 1996 with pro forma adjustments for any significant transactions occurring on or before the filing date. The filing must evidence minimum capital and surplus in excess of $2,400,000, as well as compliance with all other criteria necessary for continued listing. In the event the Company fails to comply with any of the terms of this exception, its securities will be immediately deleted from The NASDAQ Stock Market. However, the Company believes that it will be able to continue to meet the NASDAQ maintenance schedule

IMPLEMENTATION OF A STRATEGIC PLAN

      The Company recognizes the need to increase sales as quickly as possible and also the need to review and implement long-term marketing and sales strategies. With this in mind the Company has developed, with the assistance of an accredited marketing consultant, a Strategic Plan for November 1, 1996 through April 30, 1998. Corporate growth strategies include: 1) market penetration, 2) market expansion, 3) product development and 4) diversification.

SIGNIFICANT ORDER

      On July 17, 1995, the Company received a $7 million initial order for its new Institutional Juice Dispenser. This is the largest, single order the Company has ever received. The microprocessor-driven system mixes and dispenses from juice concentrates, ensuring a controlled mixture and an accurate, standard portion. The Company filed for a patent on the controlling electronics and software. This new Juice Dispenser is now in field test. The order may be incorporated into a new joint venture yet to be detailed, however, the Company has not yet received finalized delivery dates or installation sites. These are still pending field test results and other considerations.

COMPANY ANNOUNCES JOINT-VENTURE AGREEMENT

      On October 22, 1996 the Company announced a preliminary agreement to form a joint venture with Wm. H. Leahy Associates, a privately owned national foodservice marketing company based in Chicago. The partnership combines ABC's proprietary dispensing technology and equipment with a specially formulated fresh-fruit concentrate developed by Leahy for sale to the institutional food marketplace. The proposed agreement calls for the two companies to share ongoing revenues and profits on a basis to be determined after completion of field testing, which is expected to be concluded in January 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COMPANY ANNOUNCES CHANGE OF CFO

      On October 1, 1996, the Company appointed consultant and turn-around specialist Walter W. Crate, on an interim basis, the responsibilities of Chief Financial Officer and Assistant to the President. Mr. Crate succeeds Gary T. Salhany, who resigned as CFO to pursue other interests. Mr. Crate's career has included serving as chief operating officer of a $100 million, multi-national holding company and as managing director of the Chicago office of Citicorp Investment Bank. Mr. Crate has been involved in the acquisition of 25 companies, and he has acted in advisory capacity to management and equity investors in the turnaround of under-performing assets.

COMPANY APPOINTS DIRECTOR OF MARKETING/VICE PRESIDENT OF ENGINEERING

      On October 17, 1996, Brian C. Sanders joined the Company in the newly-established dual positions of Director of Marketing and Vice President of Engineering--Paint and Industrial Division. Mr. Sanders was the founder and president of ULTRABLEND Systems, Inc., which specializes in the research and development, production and marketing of point-of-sale equipment for the paint and coatings industry. He holds an engineering degree from Syracuse University.

COMPANY APPOINTS EUROPEAN DIRECTOR OF SALES AND SUPPORT SERVICES

      On November 5, 1996, Nigel Whittaker was appointed to the newly established position of Director of Sales and Support Services for Europe. Mr. Whittaker, who is based in Manchester, England, will implement and supervise a sales, marketing, and support organization exclusively for ABC's proprietary new modular, 18 canister, automatic tinting dispenser, and related products, which are being introduced in the U.S. this fall. His previous experience includes serving as Managing Director of ULTRABLEND Systems (Europe) Ltd. and as President of Applied Color Systems, Inc., based in Princeton, New Jersey, where he spearheaded the sales and support growth for that company's Datacolor International product line throughout the North and South American continents.

SIX MONTHS ENDED OCTOBER 26, 1996 COMPARED TO SIX MONTHS ENDED OCTOBER 28, 1995

      The net loss was $1,384,000 for the six months ended October 26, 1996 compared to $615,000 for the same period last year. Total revenues for the six months ended October 26, 1996 was $2,138,000 compared to $3,811,000 for the same period last year.

Product sales:                       October 26, 1996      October 28, 1995

Industrial dispensers                      $1,458,000            $2,950,000
Beverage dispensers                           354,000               357,000
                                           ----------            ----------

                                            1,812,000             3,307,000
                                           ----------            ----------

Service and development sales:

Industrial                                    105,000               237,000
Beverage                                      191,000               230,000
Other                                          30,000                37,000
                                           ----------            ----------

                                              326,000               504,000

Total revenues                             $2,138,000            $3,811,000
                                           ==========            ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COST AND EXPENSE REVIEW

      Gross profit on products sold is 26% year-to-date compared to 28% for the same period last year. The cost of products sold include the amortizing of previously capitalized selling rights. Year-to-date overhead expense is $74,000 compared to prior year overhead expense of $86,000. The remaining unabsorbed overhead is $226,000 as of October 26, 1996 compared to $144,000 as of October 28, 1995.

      General and administrative expenses increased from $577,000 through October 28, 1995 to $1,013,000 through October 26, 1996. Severance expense of $221,000 was recorded for former President and CEO, Robert A. Cutting, and former CFO Gary T. Salhany. No severance expense was recorded during the same period last year. Secondly, overall payroll and expenses have increased in the current year versus the prior year. In addition, the activity-based costing system accounts for a portion of the variation in general and administrative expenses from last year to this year; this variation reflects the higher volume of general and administrative activity in the current year.

      Increased selling and marketing activities resulted in a 20% increase in expenses for the six months ended October 26, 1996 versus the six months ended October 28, 1995.

      Research and development expenses increased by 8% for the six months ended October 26, 1996 versus the six months ended October 28, 1995. This increase is mainly due to the increase in research and development personnel.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance decreased slightly from $488,000 on April 27, 1996 to $472,000 on October 26, 1996. Operating activities required cash of $614,000, however the Company was able to provide $619,000 through financing activities.

      For short-term cash, the Company utilizes an accounts receivable-based credit line. As of October 26, 1996, the Company had $225,000 outstanding on this credit line. The interest rate is four points over the prime lending rate, or 12.25% as of October 26.

      In  September  1996,  the  Company  effected  a  private  placement  of 9%
Convertible Senior Subordinated Redeemable Notes. As of December 6, 1996, $2,150,000 has been received. Substantially all the note holders have agreed to surrender the notes in exchange for Convertible Preferred Stock (see Note 6). The Company has used the proceeds to pay related selling commissions and expenses, and in addition, to fully satisfy and terminate the $500,000 credit facility provided by Mezzanine. (see below)

      On July 24, the Company distributed 125,000 common shares to The Mezzanine Financial Fund, L.P. in satisfaction of $38,000 of interest charges from May through September 1996 due Mezzanine under the January 1996 loan provided to the Company; Mezzanine has credited the principle owed to the extent that proceeds from the sale of these shares or the market value of the shares at September 30, 1996 exceeds the amount of interest due. In addition, the Company wired funds of $500,000 on September 23, 1996 to Mezzanine in full satisfaction of the original $500,000 principle balance.

      The Company has negotiated extended payment terms from many of its vendors to enable the Company to continue production runs and meet shipping deadlines.

      The current ratio as of October 26 was 1.14:1.00, compared to the current ratio of April 27, which was 1.09:1.00.

      The quick ratio as of October 26 (cash and current receivables, divided by total current liabilities) was 0.48:1.00 as of October 26, compared to 0.45:1.00 as of April 27.


      Inventories  were reduced to $1.1 million at October 26, from $1.7 million
at  April  27,  due  to  the  shipment  of   Tint-A-Color   dispensers   to  The
Sherwin-Williams Company.

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

PART II     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS
-----------------------------

(a)   Exhibits

4.1 Form of 9% Convertible Senior Subordinated Redeemable Notes due August 1, 1999 issued in connection with a private placement of the Registrants Securities (the "1996 Private Placement").

4.2 Form of Common Stock Purchase Warrant issued in connection with the 1996 private placement.

24.   Power of Attorney (see signature page).

27.   Financial Data Schedule (for S.E.C. electronic filing only)

                                    SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        ABC Dispensing Technologies, Inc.
                                        ---------------------------------
                                                 (Registrant)



Date: December 9, 1996                  /s/ Charles M. Stimac, Jr
      ----------------                  ---------------------------------
                                        Charles M. Stimac, Jr.
                                        President/CEO