Form 10-Q
period 1997-01-25
ABC DISPENSING TECHNOLOGIES INC
filed 1997-03-11
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JANUARY 25, 1997
                                            OR

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


          Common Stock outstanding at February 19, 1997 was 17,109,160.

                                                        Index

                                 ABC Dispensing Technologies, Inc. and Subsidiaries


Part I     Financial Information                                                                       Page No.
---------------------------------------------------------------------------------------------------------------
Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets - January 25, 1997 and April 27, 1996                              3

           Consolidated  statements of operations - Nine months and three months ended
           January 25, 1997 and January 27, 1996                                                          4

           Consolidated statements of cash flows - Nine months ended January 25, 1997
           and January 27, 1996                                                                           5

           Consolidated statement of stockholders' equity - Nine months ended January 25, 1997            6

           Notes to consolidated financial statements - January 25, 1997                               7-11

Item II.   Management's Discussion and Analysis of Financial Condition and Results of Operations      12-13


Part II    Other Information
----------------------------------------------------------------------------------------------------------------
Item 1.    (Not Applicable)

Item 2.    (Not Applicable)

Item 3.    (Not Applicable)

Item 4.    (Not Applicable)

Item 5.    Other Information                                                                             14

Item 6.    (A)  Exhibits and Reports                                                                     15



Signature                                                                                                16



ITEM I.
                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               Unaudited         Audited
ASSETS                                                                    January 25, 1997  April 27, 1996
----------------------------------------------------------------------------------------------------------
Current assets:
           Cash and cash equivalents                                         $  1,040,000    $    488,000
           Trade receivables:
             Accounts receivable, less allowance for doubtful accounts
               of $158,000 as of January 25 and $136,000 as of April 27           216,000         666,000
           Notes receivable (short-term)                                           33,000          28,000
           Inventories (Note 3)                                                 1,055,000       1,703,000
                                                                             ------------    ------------
                     Total current assets                                       2,344,000       2,885,000

Property, Plant, and Equipment (Note 10)                                        1,528,000       1,494,000
Less accumulated depreciation                                                    (838,000)       (791,000)
                                                                             ------------    ------------
                                                                                  690,000         703,000

Capitalized R&D Labor                                                             340,000               0
Less accumulated amortization                                                     (19,000)              0
                                                                             ------------    ------------
                                                                                  321,000               0

Other assets:
           Notes receivable (long-term)                                            78,000          70,000
           Intangible assets, less accumulated amortization of $534,000
              as of January 25 and $480,000 as of April 27                        120,000         169,000
           Patents pending and deferred charges                                   130,000         193,000
                                                                             ------------    ------------
                   Total other assets                                             328,000         432,000

Total Assets                                                                 $  3,683,000    $  4,020,000
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------

Current liabilities:

           Accounts payable                                                  $    401,000    $    876,000
           Line of credit                                                               0         292,000
           Note payable to related party (Note 4)                                 (92,000)        500,000
              Current portion of long-term debt (Note 4)                           31,000          25,000
           Accrued liabilities:
             Legal fees and settlement costs                                       43,000         148,000
             Employee compensation and benefits                                   294,000         218,000
             Warranty reserve                                                     119,000         197,000
              Other                                                               171,000         353,000
             Deferred income                                                        4,000          33,000
                                                                             ------------    ------------
                     Total current liabilities                                    971,000       2,642,000

Long-term debt (Note 4)                                                           279,000         294,000

Stockholders' equity:
           Common Stock, $.01 par value; authorized
             50,000,000 shares; 17,109,160 shares issued
             and outstanding (16,984,160 at April 27, 1996)                       171,000         170,000
           Preferred stock (Note 6)                                             2,836,000               0
           Additional paid-in-capital                                          19,010,000      18,942,000
           Retained earnings (deficiency)                                     (19,532,000)    (17,882,000)
                                                                             ------------    ------------
                                                                                2,485,000       1,230,000
           Less notes receivable - stockholders                                   (52,000)       (146,000)
                                                                             ------------    ------------
              Total Stockholders' Equity                                        2,433,000       1,084,000
                                                                             ------------    ------------
Total Liabilities and Stockholders' Equity                                   $  3,683,000    $  4,020,000
                                                                             ============    ============

                             See accompanying notes

                                       -3-

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
    Nine months and three months ended January 25, 1997 and January 27, 1996
                                    Unaudited

                                                     Nine  Months Ended             Three Months Ended
                                               Jan. 25, 1997   Jan. 27, 1996   Jan. 25, 1997   Jan. 27, 1996
------------------------------------------------------------------------------------------------------------
Revenues:
           Products and services                $  2,565,000    $  3,980,000    $    427,000    $    425,000
           Royalties                                       0         256,000               0               0
                                                ------------    ------------    ------------    ------------

           Total revenues                          2,565,000       4,236,000         427,000         425,000

Cost and expenses:
           Products and services                   2,076,000       3,683,000         313,000         527,000
           General and administrative              1,281,000         921,000         268,000         344,000
           Selling and marketing                     470,000         367,000         165,000         112,000
           Research and development                  344,000         517,000         (47,000)        154,000
                                                ------------    ------------    ------------    ------------

           Total cost and expenses                 4,171,000       5,488,000         699,000       1,137,000

Loss from operations                              (1,606,000)     (1,252,000)       (272,000)       (712,000)


Other income:
           Securities and contract litigation
             fees and settlement cost                      0         328,000               0         328,000
           Investment income                          14,000          21,000           5,000           3,000
           Interest income/(expense)                 (74,000)        (88,000)        (12,000)              0
           Other income/(expense)                     16,000          72,000          13,000         (30,000)
                                                ------------    ------------    ------------    ------------

           Total other income/(expense)              (44,000)        333,000           6,000         301,000


Net loss (Note 5)                               ($ 1,650,000)   ($   919,000)   ($   266,000)   ($   411,000)
                                                ------------    ------------    ------------    ------------

Weighted average number of
  shares outstanding                              17,540,662      16,320,562      18,538,604      16,672,361
                                                ------------    ------------    ------------    ------------

Net loss per share                              ($      0.09)   ($      0.06)   ($      0.01)   ($      0.02)
                                                ============    ============    ============    ============






















                                 See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                             Nine Months Ended  Nine Months Ended
                                                              January 25, 1997   January 27, 1996
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net loss                                                          ($1,650,000)   ($  919,000)

       Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                               124,000         73,000

       Changes in operating assets and liabilities:
          Inventories                                                 648,000       (107,000)
          Receivables                                                 437,000          2,000
          Patents pending and deferred charges                         22,000        (55,000)
          Deferred income                                             (29,000)             0
          Accrued liabilities                                         289,000     (1,278,000)
          Accounts payable                                           (475,000)       (57,000)
                                                                  -----------    -----------

       Total adjustments                                              438,000     (1,422,000)
                                                                  -----------    -----------

Net cash used in operating activities                              (1,212,000)    (2,341,000)

Cash flows from investing activities:

       Additions to property, plant and equipment                       2,000        (65,000)
       Additions to selling rights                                          0       (175,000)
       Additions to patents                                            (4,000)         1,000
       Additions to capitalized R & D labor                          (340,000)             0
                                                                  -----------    -----------

Net cash used in investing activities                                (342,000)      (239,000)

Cash flows from financing activities:

       Proceeds from issuance of preferred stock                    2,836,000              0
       Proceeds from severance settlement                              89,000              0
       Proceeds (costs) of private placements                          68,000        593,000
       Proceeds from collection of stockholders receivable              5,000          8,000
       Proceeds from issuance of notes payable                              0      1,007,000
       Stock contribution to class action settlement fund                   0        467,000
       Proceeds from stock issued for exercise of warrants                  0        428,000
       Proceeds from stock issued for exercise of stock options             0         72,000
       Repayment of line of credit                                   (292,000)             0
       Repayment of notes payable and loan costs                     (600,000)      (654,000)
                                                                  -----------    -----------

Net cash provided by financing activities                           2,270,000      1,921,000
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  716,000       (659,000)
Cash and cash equivalents at beginning of year                        488,000      1,309,000
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 1,040,000    $   650,000
                                                                  ===========    ===========


                             See accompanying notes.

                                                             ABC DISPENSING TECHNOLOGIES, INC.
                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            Nine months ended January 25, 1997
                                                                         Unaudited

                                      Number of   Common Stock                       Additional       Retained          Notes
                                      Shares of       $.01 Par        Preferred         Paid-in       Earnings    Receivable-
                                   Common Stock          Value            Stock         Capital   (Deficiency)   Stockholders
-----------------------------------------------------------------------------------------------------------------------------


Balance at April 27, 1996            16,984,160       $170,000               $0     $18,942,000   $(17,882,000)     $(146,000)


    Collection of notes receivable-
      stockholders'                                                                                                     5,000

    Severance settlement                                                                                               89,000

    Issue of stock to Mezzanine
      Financial Fund, L.P. (Note 4)     125,000          1,000                          141,000

    Issue of stock to Davis, Scott

    Preferred Stock private
        placement (Note 6)                                            2,836,000

    Private placement costs                                                             (73,000)

    Net loss for the nine months
      ended January 25, 1997                                                                        (1,650,000)

                                             --             --               --              --             --             --
                                     ----------       --------     ------------     -----------   ------------      ---------

Balance at January 25, 1997          17,109,160       $171,000     $  2,836,000     $19,010,000   $(19,532,000)     $ (52,000)
                                     ==========       ========     ============     ===========   ============      =========





























                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION

ABC Dispensing Technologies, Inc. (name changed from American Business Computers Corporation) designs proprietary dispensing systems which dispense and blend liquids, powders and other ingredients in a uniform fashion with a high degree of accuracy. The Company provides training, installation and product service and also custom designs and manufactures its own proprietary dispensing equipment to meet the needs of its customers which are located primarily in the United States. To date, the Company has developed and is marketing dispensing systems for the beverage, paint, chemical coatings, cement additives, and animal-husbandry industries.

2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 25, 1997 are not necessarily indicative of the results that may be expected for the year ended April 26, 1997. For further information, refer to the Form 10-K for the year ended April 27, 1996.

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

FINANCIAL INSTRUMENTS - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair value at January 25, 1997.

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

MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 65 and 78 percent of the Company's total revenues, for the nine months ended January 25, 1997 and January 27, 1996, respectively.

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

NET LOSS PER SHARE - Net loss per share is computed on the basis of weighted average number of shares outstanding for the period. Common stock equivalents are material, and therefore, are included in the computation of primary shares outstanding.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform with current year classifications.

3.    INVENTORIES

At January 25, 1997 and April 27, 1996, inventories consisted of the following:

                                     January 25, 1997         April 27, 1996

Raw Materials                         $   633,000             $   729,000
Work-in-process                           125,000                 488,000
Finished goods                            297,000                 486,000
                                       ----------              ----------
                                       $1,055,000              $1,703,000
                                       ==========              ==========

The above amounts are net of obsolescence reserves of 840,000 as of January 25, 1997 and $985,000 as of April 27, 1996.

4.    FINANCING ARRANGEMENTS

NOTES PAYABLE
In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman. The note payable has an adjustable interest rate (9.25% at January 25, 1997 and April 27, 1996) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At January 25, 1997, the facility had a net book value of $451,000.

At  January  25,  1997 and  April  27,  1996,  notes  payable  consisted  of the following:
                                       January 25, 1997         April 27, 1996

Note payable to bank (Headquarters
   facility purchase)                     $270,000                $278,000
Other (equipment purchases)                 40,000                  41,000
                                          --------               ---------
                                           310,000                 319,000
Less amounts due within one year           (31,000)                (25,000)
                                          --------               ---------

Total long-term debt                      $279,000                $294,000
                                          ========                ========

Interest paid by the Company approximates interest expense for the quarters ended January 25, 1997 and April 27, 1996.

Maturities of notes payable for the five years subsequent to April 27, 1996 are as follows: 1997--$25,000; 1998--$30,000; 1999--$24,000; 2000--$15,000 and
2001--$16,000.
                                           -8-

                            ABC DISPENSING TECHNOLOGIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    FINANCING ARRANGEMENTS (CONTINUED)

MEZZANINE NOTE
On January 17, 1996, the Company obtained a $500,000 working capital asset-secured loan from the Mezzanine Financial Fund, L.P. ("Mezzanine"). Interest was accrued on outstanding principal at the rate of 18% per annum. The terms of the loan agreement required a $100,000 repayment of principal on each of the first and second anniversaries of the closing of the loan. The balance of $300,000 was due on January 17, 1999.

On September 23, 1996, the Company paid-off the loan to the Mezzanine in the amount of $500,000. Additionally, Mezzanine received 63,000 shares of the Company's common stock for enhancement fees and prepayment fees.

Herbert M. Pearlman, former Chairman of the Board of Directors of the Company, is a director, officer and principal stockholder of the general partner of Mezzanine. Mr. Pearlman is Chairman, chief executive officer and a principal stockholder of Helm Resources, Inc., a publicly traded company which holds an approximately 14% equity stake in Mezzanine.

LINE OF CREDIT
On December 18, 1995, the Company established a $750,000 discretionary line of credit secured by accounts receivable and other assets of the Company. At January 25, 1997, no amount was outstanding and $750,000 of the line of credit is available. The line of credit bears an interest rate of prime plus four points (12.25% at January 25, 1997, which equals the weighted-average interest rate for the period).

On January 27, 1997, the Company renewed its line of credit agreement with generally the same terms as the original agreement. The maximum line of credit available under the renewal is $450,000, and it expires on June 30, 1997.

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
                                             ===========        ===========

At April 27, 1996 and April 29, 1995, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $14,200,000 which expires in the years 1997 to 2011. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

6.    PRIVATE PLACEMENT

The shareholders of the Company have approved an amendment to the Company's Certificate of Incorporation to authorize 5,000,000 shares of Preferred Stock.

The Company offered shares of 9% Convertible Cumulative Redeemable Preferred Stock, Series A ("Series A Preferred Stock") in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999 ("Notes").

As of February 28, 1997, the Company issued 261 shares of Series A Preferred Stock, in exchange for notes or $12,500 cash per share, generating gross proceeds to the Company of $3,265,000.
                                           -9-

                            ABC DISPENSING TECHNOLOGIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    COMMON STOCK

STOCK OPTION PLANS

The Company has non-qualified stock option plans which provides for the issuance of up to 1,250,000 shares of common stock for non-employee directors, officers and other key employees. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date. All options were granted at fair market value at the date of the grant. Options that expire in May 1997 will be granted a one year extension.

Stock option transactions and prices are summarized as follows:

                                     Officers' &            Officers' &          Director's Shares       Directors' Shares
                                      Employees              Employees              Under Option            Under Option
                                For Nine Months Ended   For Nine Months Ended  For Nine Months Ended    For Nine Months Ended
                                    January 25, 1997      January 27, 1996        January 25, 1997          January 27, 1996
                                    ----------------     ----------------         ----------------          ----------------
Outstanding, April 27, 1996                  194,314              191,941                 130,000                   195,000
Granted                                      429,128              112,750                 160,000                         -
Exercised                                          -            (  14,367)                      -                 (  40,000)
Canceled                                           -            (  96,010)                      -                 (  25,000)
                                           ---------             --------                 -------                  --------
Outstanding October 26, 1996                 623,442              194,314                 290,000                   130,000
                                           =========             ========                 =======                  ========

Exercise price per share              $1.13 to $3.44       $1.50 to $3.44          $1.25 to $3.25            $1.25 to $3.25

Warrant shares under and prices for the years ended January 25, 1997 and January
27, 1996 are summarized as follows:

                                                               January 25, 1997                       January 27, 1996
                                                               ----------------                       ----------------
Outstanding at beginning of period                                    2,447,410                              1,275,000
Granted                                                                 329,000                                255,000
Exercised                                                                     -                              (100,000)
Canceled                                                                      -                                      -
                                                               ================                       ================
Outstanding at end of period                                          2,776,410                              1,430,000
                                                               ================                       ================
Exercise price per share                                         $1.25 to $3.50                         $1.25 to $3.38


8.    RELATED PARTY TRANSACTIONS

The Company and Mr. Herbert M. Pearlman mutually terminated an arrangement effective October 1, 1996 that paid an allocation to Helm Resources for the costs of Mr. Pearlman for office space and direct expenses totaling approximately $21,000 per year for services rendered by Mr. Pearlman to the Company. Mr. Pearlman, former Chairman of the Company, is the chief executive officer and a principal stockholder of Helm Resources Inc. (see footnote 4).

9.    OPERATING LEASES

For the nine months ended January 25, 1997 and January 27, 1996, aggregate rental expense was $33,000, and $29,000, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of January 25, 1997 and April 27, 1996:

                                         January 25, 1997        April 27, 1996

Land                                       $    57,000            $     57,000
Building and building improvements             573,000                 572,000
Machinery and equipment                        898,000                 865,000
                                             ---------              ----------
                                             1,528,000               1,494,000
Less accumulated depreciation                 (838,000)               (791,000)
                                             ---------              ---------
                                              $690,000                $703,000
                                              ========                ========


11.   RETIREMENT BENEFITS

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 12% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution for the nine months ended January 25, 1997 and January 27,1996 amounted to $11,000 and $9,000, respectively. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

GENERAL

      With new top management in the form of a President and CFO, the Company recognizes the need to change its overall corporate strategy to become profitable as soon as possible. In the past, the Company focused most of its efforts on research and development with less emphasis on marketing and sales. The Company has shifted its emphasis, and as a result of its new focus, the Company developed an intense marketing and sales strategy for its four main product lines: paint dispensing equipment, liquor control systems, juice dispensers, and soft-drink dispensers.

Product sales for the nine months ended January 25, 1997 and January 27, 1996 are shown below:

Product sales:              January 25, 1997    January 27, 1996

Paint/Industrial dispensers      1,509,000         3,019,000
Beverage dispensers                509,000           489,000
                                 ---------         ---------
                                 2,018,000         3,508,000

Service and development sales:

Paint/Industrial                   205,000           296,000
Beverage                           293,000           345,000
Other                               49,000            87,000
                                 ---------         ---------
                                   547,000           728,000

Total revenues                   2,565,000         4,236,000
                                 =========         =========

RESULTS OF OPERATIONS

      Revenues for the nine months ended January 25, 1997 decreased by $1,671,000, or 39%, to $2,565,000, as compared to the same nine month period FYE
96. This decrease in revenues is primarily the result of a decrease in the sale of paint dispensers of approximately $1.5 million, or 50%, due to the completion of Sherwin-Williams' order for tint-a-color dispensing units. Service revenues also decreased $181,000, or 25%, due to fewer service calls to Sherwin-Williams.

      Gross margin percent increased from 13% FYE 96 to 19% for the nine months ended January 25, 1997. This increase reflects a decrease in production costs associated with the completion of the tint-a-color dispenser order from Sherwin-Williams, and to a price increase which was enacted in the third quarter.

      General and administrative expenses increased for the nine months ended January 25, 1997 by $360,000, or 39% to $1,281,000, as compared to the same nine month period FYE 96. This increase is primarily due to the recording of severance expense of $221,000 for former President and CEO, Robert A. Cutting, and former CFO, Gary T. Salhany. In addition, overall payroll and related benefits have increased over the same period last year due to an increased emphasis on supporting the Company's sales staff.

      Selling and marketing expenses increased for the nine months ended January 25, 1997 by $103,000, or 28%, to $470,000, as compared to the corresponding period FYE 96. As stated above, the Company expanded its sales and marketing efforts. This increase is attributable to an increase in trade shows, promotional literature and a mass mailing program. The Company did not participate in any of these activities during FYE 96.

      Research and development expenses decreased for the nine months ended January 25, 1997 by $173,000, or 33%, to $344,000, as compared to the same nine month period FYE 96. The decrease is due to the capitalization of $340,000 of research and development labor costs. These labor costs are being amortized over 36 months. In addition, there was an increase in research and development costs related to the universal tint dispenser and the institutional juice dispenser. This increase is due to increased labor hours resulting from intense efforts by the Company to finalize the design and operation of these two product lines so that they can be distributed to the marketplace.

      Securities and contract litigation expenses were not recognized for the nine months ended January 25, 1997. However, for the same period last year, a favorable true-up of $328,000 was recorded. This true-up represented an over-accrual of legal fees associated with the class action settlement suit. The suit was settled on January 16, 1996 when all related fees and damages were paid.

NET INCOME

      For the nine months ended January 25, 1997, the Company reported a net loss of $1,650,000 and loss per share of $0.09 as compared to a net loss $919,000 and a loss per share of $0.06 for FYE 96. This increase in net loss is attributable to a decrease in sales.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased from $488,000 on April 27, 1996 to $1,040,000 on January 25, 1997. Operating activities required cash of $1,212,000, however the Company was able to provide $2,106,000 through financing activities. This excess will be used to fund day-to-day operations.

      For short-term cash, the Company utilizes an accounts receivable-based credit line. As of January 25, 1997, the Company had no outstanding balance on this credit line. The interest rate is the prime lending rate plus four percent, or 12.25% as of January 25, 1997 (See Note 4).

      In  September  1996,  the  Company  effected  a  private  placement  of 9%
Convertible Senior Subordinated Redeemable Notes. All the note holders have agreed to surrender the notes in exchange for 9% Convertible Cumulative
Redeemable Preferred Stock, Series A (see Note 6). As of February 28, 1997, $3,265,000 has been received. The Company has used the proceeds to pay related selling commissions and expenses, and in addition, to fully satisfy and terminate the $500,000 credit facility provided by Mezzanine and to provide working capital for the Company.

      The current ratio as of January 25 was 2.41:1.00, compared to the current ratio of April 27, which was 1.09:1.00.

      The quick ratio as of January 25 (cash and current receivables, divided by total current liabilities) was 1.33:1.00 as of January 25, compared to 0.45:1.00 as of April 27.

      Inventories were reduced to $1.05 million at January 25, from $1.7 million
at  April  27,  due  to  the  shipment  of   Tint-A-Color   dispensers   to  The
Sherwin-Williams Company.

      The Company anticipates that its liquidity and capital resources are sufficient to meet its short-term needs. However, the Company will require additional capital to continue its long-term operations and research & development activities. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
--------------------------

MULTI-MILLION DOLLAR ORDER FROM HOME DEPOT

      On February 12, 1997, the Company announced that it received an initial multi-million dollar order for its new, self-calibrating, universal paint-tint dispensing system, representing its first order from The Home Depot, Inc., North America's largest home improvement retailer. The multi-million dollar order is for 300 units of ABC's new automatic tinting system, tradenamed "Royal Match." Delivery is scheduled to commence early this Spring. This is the initial phase of an anticipated rollout to The Home Depot's entire 500-plus store network in 34 states and three Canadian provinces, with one to three units of the tinting system expected to be installed per store.

RESIGNATION OF DIRECTORS

      On February 6, 1997, the Company announced that Mr. Herbert M. Pearlman resigned as Chairman of the Company's Board of Directors and as a director due to other business commitments and personal considerations. Mr. John E. Stieglitz, director of the Company, also resigned as a director. As a result of these resignations, there are currently three directors of the Company, two of whom are non-affiliated directors.

SIGNIFICANT ORDER AND PROPOSED JOINT-VENTURE AGREEMENT

      On July 17, 1995, the Company received a $7 million initial order from Wm.
H. Leahy Associates, a privately owned national foodservice marketing company based in Chicago, for its new Institutional Juice Dispenser. The microprocessor-driven system mixes and dispenses from juice concentrates, ensuring a controlled mixture and an accurate, standard portion. The Company filed for a patent on the controlling electronics and software. This new Juice Dispenser is currently undergoing field tests.

      On October 22, 1996, the Company announced a preliminary agreement to form a joint venture with Wm. H. Leahy Associates to process and sell the institutional juice dispenser. The proposed joint-venture combines ABC's proprietary dispensing technologies and equipment with a specially formulated fresh-fruit concentrate developed by Wm. H. Leahy Associates for sale to the institutional food marketplace. The proposed agreement, which is still in negotiations, calls for the two companies to share ongoing revenues and profits on a basis to be determined after completion of field testing, which is expected to be in the Spring of 1997.

      To date, no sales have been recorded under the initial order or as a result of the joint-venture.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS
-----------------------------

(a)         EXHIBITS

3(i).1      Amendment to the Certificate of Incorporation dated January 31, 1997

3(i).2      Amendment to the Certificate of Incorporation dated January 31, 1997

11.         Statement of Earnings per Share (See Financial Statements)

27.         Financial Data Schedule (for S.E.C. electronic filing only)

                                        SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                              ABC Dispensing Technologies, Inc.
                                              ----------------------------------
                                                        (Registrant)



Date: March 11, 1997                          /s/ Charles M. Stimac, Jr.
      ------------------------------          ----------------------------------
                                                    Charles M. Stimac, Jr.
                                                    President/CEO