Form 10-Q/A
period 1997-01-25
ABC DISPENSING TECHNOLOGIES INC
filed 1997-03-14
CIK 748103

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

PART I                  ABC DISPENSING TECHNOLOGIES, INC.
ITEM I                CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                             Nine Months Ended  Nine Months Ended
                                                              January 25, 1997   January 27, 1996
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net loss                                                          ($1,650,000)   ($  919,000)

       Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                               124,000         73,000

       Changes in operating assets and liabilities:
          Inventories                                                 648,000       (107,000)
          Receivables                                                 437,000          2,000
          Patents pending and deferred charges                         22,000        (55,000)
          Deferred income                                             (29,000)             0
          Accrued liabilities                                        (289,000)    (1,278,000)
          Accounts payable                                           (475,000)       (57,000)
                                                                  -----------    -----------

       Total adjustments                                              438,000     (1,422,000)
                                                                  -----------    -----------

Net cash used in operating activities                              (1,212,000)    (2,341,000)

Cash flows from investing activities:

       Additions to property, plant and equipment                       2,000        (65,000)
       Additions to selling rights                                          0       (175,000)
       Additions to patents                                            (4,000)         1,000
       Additions to capitalized R & D labor                          (340,000)             0
                                                                  -----------    -----------

Net cash used in investing activities                                (342,000)      (239,000)

Cash flows from financing activities:

       Proceeds from issuance of preferred stock                    2,836,000              0
       Proceeds from severance settlement                              89,000              0
       Proceeds (costs) of private placements                          68,000        593,000
       Proceeds from collection of stockholders receivable              5,000          8,000
       Proceeds from issuance of notes payable                              0      1,007,000
       Stock contribution to class action settlement fund                   0        467,000
       Proceeds from stock issued for exercise of warrants                  0        428,000
       Proceeds from stock issued for exercise of stock options             0         72,000
       Repayment of line of credit                                   (292,000)             0
       Repayment of notes payable and loan costs                     (600,000)      (654,000)
                                                                  -----------    -----------

Net cash provided by financing activities                           2,106,000      1,921,000
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  552,000       (659,000)
Cash and cash equivalents at beginning of year                        488,000      1,309,000
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 1,040,000    $   650,000
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



Date:   March 14, 1997                        /s/ Charles M. Stimac, Jr.
      ------------------------------          ----------------------------------
                                                    Charles M. Stimac, Jr.
                                                    President/CEO