Form 10-K
period 1997-04-26
ABC DISPENSING TECHNOLOGIES INC
filed 1997-08-11
CIK 748103

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 26, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.

                         Commission file number: 0-14922
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

      The aggregate market value of the voting stock held by non-affiliates as of July 31, 1997 was $16,426,764.

      The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

        Common Stock outstanding at July 31, 1996 was 17,107,770 shares.

Documents Incorporated by Reference

The Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated by reference in Part III.

                                    Total number of pages of this report:  28.
                                    Index to Exhibits located on page 27.

ITEM 1.  BUSINESS
-----------------

CORE COMPETENCE

      ABC Dispensing Technology, Inc.'s (the "Company" or "ABC") core competence is its ability to creatively use existing technology to develop state-of-the-art dispensing systems. The Company's dispensing systems are designed to increase accuracy, efficiency, speed, flexibility, and functionality. The Company's technology is transferable into many industries. The Company concentrates on developing solutions for specific, known applications. The Company has a unique approach to creating new, innovative solutions by combining first the principles of physics with state-of-the-art electronics. The Company designs its own computer controlled systems--both hardware and software.

       The core of the Company is its talented people and 29 useful patents and 14 patents pending. The Company is a technology and marketing firm. However, two operational advantages the Company has over other technically oriented firms are: (1) the ability to produce the systems we design, and (2) the ability to offer field technical support (training, installation, and service).

NEW DIRECTIONS

      ABC, as a technology firm, has depended on industry partners to make the Company's equipment commercially successful. The risk in this approach is centered around possible different goals and objectives between ABC and its partners. As of July 15, 1996 the Company began thoroughly examining the markets in which ABC competes. This examination included inviting as many leaders in those markets as ABC can to define their exact needs and problems. A complete understanding of ABC customers' needs will allow the Company to design a more universally accepted machines from the Company's innovative concepts.

      Marketing, market demand, and the customer will drive ABC's RESEARCH & DEVELOPMENT, Design, and Commercialization. Exclusivity has restricted the Company in the past. The Company's new mission focuses on driving an innovative dispensing solution through the broad market in a universally and commercially viable fashion.

      ABC will take advantage of strategic alliances with other companies with whom ABC may have had long standing relationships. The Company will exploit these untapped opportunities so they are mutually profitable. Joint ventures and co-production will grow the business and take advantage of economies of scale.

      In addition to broadening the marketing of ABC's equipment, the Company will concentrate on maximizing its patent portfolio. This portfolio is a library of useful technology. The Company will strive to sell and re-sell the various configurations of that technology as useful parts and components to the wide range of industries we serve now--and in the future.

      The Company's new mission embraces the concept of "milestone development." In other words, ABC will discontinue RESEARCH & DEVELOPMENT on new products at ABC's expense, based on speculation of the possibility of a future order. ABC will work closely with those companies who pay ABC in stages as the Company works from proof of concept through field prototype to the ultimate, commercial version of the product. Generating revenues in stages as the Company proves its ability helps ensure the commercial order or alerts the Company early to the feasibility of the project. This method of RESEARCH & DEVELOPMENT will help keep expenses reasonable.

      As the Company rolls out new products, the Company will assist our customers and partners in making their organizations comfortable and confident in their use of our equipment and products. ABC will strive to assist them in making these products commercially successful. ABC will support their effort with regard to applications, maintenance, training, marketing, and sales.

      The Company is dedicated to selling dispensing technology at a profit--to a wide range of industries.

PRODUCTS

Industrial

      During the past year, the Company has successfully developed a universal line of tint dispenser designed in a modular fashion that provides the flexibility to control from 9 to 18 different colorants. This will allow the Company to address the current needs of all of the world's major paint retailers. As a result, the Company has obtained a purchase order from The Home Depot, North America's largest home improvement retailer. The multi-million dollar order is for 300 self-calibrating units, (Royal Match(TM) ) that will be installed in new stores and used to upgrade dispensing capabilities in existing stores. Commercial shipments of this equipment began in May, 1997. System
Advantages:

      1. Elimination of daily purging.

      2. Self-calibration to adjust for changes in tint rehology including temperature, density and viscosity.

      3. Limited moving parts to minimize maintenance requirements.

      4. Self-cleaning dispensing of clear flush after each dispense cycle.

      During Fiscal Year 1997 ("FY97"), all paint product sales were sales to The Sherwin-Williams Company, accounting for 54% of total Company revenues.

      Other Industrial dispensers that have been partially developed through field test, including Concrete Additives, Chemical Coatings and an Antibacterial dairy sprayer. These products are not being further developed until a customer order can be obtained. The Company will continue to obtain customer feedback on features, market size, and economics of these projects. However, the Company's new focus on product commercialization prevents any major development efforts on these products.

BEVERAGE

      The Company currently markets two types of beverage dispensers: juice and liquor.
      On June 25, 1997 the Company announced the creation of "Virtual  Squeeze,"
(TM) a 50-50 joint venture agreement with Damon Industries Inc., a Nevada based juice manufacturer and distributor. Virtual Squeeze has targeted the $3 Billion institutional juice market with a self-contained, refrigerated dispenser designed to use shelf stable, bag in the box concentrates. Current plans provide for the free installation and service of the dispensing equipment provided that only "Virtual Squeeze" products are used. The equipment is the only specifically designed juice dispenser using shelf stable products.
System advantages:

      1. High volume dispensing of chilled juices.

      2. No refrigerated storage required.

      3. Preprogrammed, automated sanitization routines.

      4. Pre-set portion dispensing.

      5. Automated flavor blending.

      The current marketing strategy has a three pronged approach: Direct sales efforts targeted at nursing home chains and buying groups, distributor recruitment of existing businesses currently servicing the health care industry, and marketing directly to Food Service Distributors.

      During Fiscal 1997, ABC discontinued the ongoing marketing efforts of the Classic(TM) line of soft drink dispensers. This decision was made because of narrow margins and resistance from the major soft drink suppliers to support the equipment. The Company is continuing to look for opportunities to capitalize on our technical superiority in the soft drink market. Options currently being considered include, strategic partnerships, technology licenses, and outright sale.
                                       -3-

      Sales of Classic(TM) products accounted for 12.2% of total Company revenues in FY97.

      The Company's UltraBar(TM) liquor dispensing system pours complex mixed drinks quickly with a touch of the customized touch-sensitive drink menu. Advantages are speed, accuracy, simplicity, full cash and inventory accountability, and reduction of theft, spillage, overpours, errors, and giveaways.

      Sales of UltraBar(TM) products accounted for 10.1% of total Company revenues in FY97.

      Overall, total product sales accounted for 76.3% of total Company revenues in FY 1997.

SERVICES

SERVICE/TECHNICAL SUPPORT

      The Company offers the ability to perform on-site service for the Company's installed base of equipment in the U.S. The Company has committed to increase the head count of field service technicians to improve our response time and reduce variable costs. The Company also contracts with third party service organizations to assist in servicing customers.

      ABC utilizes its current technical service organization to perform third party installation and service for other electronic equipment manufacturers. Service sales accounted for 21% of total Company revenues in FY97.

NEW PRODUCT DEVELOPMENT

      We offer the ability to contract with new business partners to assist in the development of new dispensing systems. As mentioned previously in our "New Directions" section, we will develop new dispensers for emerging products which require our technology; however, we will perform this development work in phases, and each phase will generate revenues.

      New product development sales accounted for 2.7% of total Company revenues in FY97.

SALES BACKLOG

      As of April 26, 1997, the sales order backlog (unshipped product orders) was $11.4 million. As of April 27, 1996, order backlog was $8.6 million. Both years include the $7 million Juice Dispenser order received on July 17, 1995. This order will be included in the "Virtual Squeeze" joint venture if the purchaser proceeds with its product roll-out.

INTERNATIONAL SALES

      International sales for fiscal years 1997, 1996, and 1995 were 1, 1, and 3 percent of total sales, respectively. Primary international sales efforts center on liquor equipment to Canada and Industrial Sales to South America and Europe.

HUMAN RESOURCES

      As of August 4, 1997, the Company had 44 full-time employees, five fewer than the same time last year. The Company has cash and stock option incentive plan programs for substantially all full-time employees. In fiscal year 1997, the Company has increased the employee option program to provide greater degrees of employee ownership and to help ensure a stable workforce. The employees are not represented by a union. Temporary workers are utilized in the production process. A highly qualified labor pool exists in the immediate geographic area should the Company need to expand its workforce.

PATENTS
      The Company has consistently sought patent protection for our proprietary technology and products. To date, 29 patents are outstanding and an additional 12 are pending. Patent coverage of our dispensing technology is broad. Research and development expenditures for the fiscal years 1997, 1996, and 1995 were $629,000, $714,000 and $606,000, respectively.
                                       -4-

ENTITIES & FISCAL YEAR

      "ABC" is comprised of three legal entities: the parent (public entity)--ABC Dispensing Technologies, Inc., (a Florida corporation) (NASDAQ:ABCC), the operating subsidiary--ABC Dispensing Technologies, Inc. (an Ohio corporation), and a second subsidiary that holds the patents--ABC Tech Corp. (an Ohio corporation).

      "Fiscal Year 1997" ended April 26, 1997. The Company has adopted a fiscal year ending on the Saturday closest to April 30. Each quarter consists of 13 weeks.

ITEM 2. PROPERTIES
------------------

      The Company owns a single floor building of approximately 18,400 square feet of office, laboratory, and production space located in Akron, Ohio. The facility and adjacent land were purchased in June, 1994 by the Company from Joseph W. Shannon, former Chairman of the Company, for $490,000. Prior to the purchase, the facility and land were appraised for $535,000. The Company had previously leased the facility from Mr. Shannon. This acquisition was partially financed by a bank note; the balance on this note was $268,000 as of April 26, 1997.

      The  Company  leases  additional   laboratory  and  warehouse  space  from
independent third parties on an as needed basis.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------


      The Company presently is not involved as a defendant in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      The 1996 Annual Meeting of Shareholders of the Company was held at Sheraton Suites, 1989 Front Street, Cuyahoga Falls, Ohio, on Friday, September 27, 1996, at 1:00 p.m. eastern standard time, for the following purposes:

      1. To vote for the five (5) Director nominees to serve as Directors until the 1997 Annual Meeting of Shareholders or until their successors are elected and qualified:

            Herbert M. Pearlman
            Charles M. Stimac, Jr.
            Herbert L. Luxenburg
            C. Rand Michaels
            John E. Stieglitz


      2. To consider and vote upon an amendment to the Company's Certificate of Incorporation to authorize the creation and issuance of a class of equity designated as Preferred Stock.


      The Shareholders voted "for" all the Director nominees listed above and approved all the above proxy issues.

      On July 15, 1996, Robert A. Cutting resigned from his position of Director and Chief Executive Officer. The Company named Charles M. Stimac, Jr., as Director and Chief Executive Officer. Mr. Stimac, 45 years old, with more than 20 years in the investment banking and brokerage industry with extensive experience in sales and marketing, formerly was a Vice President with Roney & Company, a member firm of the New York Stock Exchange.

      On February 5, 1997, Herbert M. Pearlman and John E. Stieglitz resigned from their positions as Directors of the Company.


                                     PART II

ITEM  5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
          MATTERS
          -------

A.    PRICE RANGE OF COMMON STOCK
      Bid and ask prices for the Company's common stock (symbol `ABCC') have been quoted on the NASDAQ system since March 28, 1985. The table below shows the range of bid prices of the common stock for the last two years as reported by NASDAQ.

Common Stock (ABCC):
--------------------------------------------------------------------------------
Year Ended April 26, 1997 Prices:                         High Bid    Low Bid
--------------------------------------------------------------------------------
01/26/97 - 04/26/97 (Fourth Quarter)                      $2 - 1/4    $1 - 1/16
10/27/96 - 01/25/97 (Third Quarter)                        2 - 1/16       11/16
07/28/96 - 10/26/96 (Second Quarter)                       1 - 7/16       13/16
04/28/96 - 07/27/96 (First Quarter)                        2 - 1/8     1 - 3/16

Common Stock (ABCC):
--------------------------------------------------------------------------------
Year Ended April 27, 1996 Prices:                         High Bid    Low Bid
--------------------------------------------------------------------------------
01/28/96 -  04/27/96 (Fourth Quarter)                     $2 - 1/8    $1 - 9/16
10/29/95 -  01/27/96 (Third Quarter)                       3 - 3/16    1 - 7/8
07/30/95 -  10/28/95 (Second Quarter)                      3 - 7/16    2 - 5/16
04/30/95 -  07/29/95 (First Quarter)                       3 - 7/16    2 - 1/4

B.    APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
      ---------------------------------------------

                                                          Approximate Number of
                                                            Record Holders
              Title of Class                              as of July 31, 1997
              --------------                              -------------------

          Common Stock, $.01 par value                           1,359


C.    DIVIDENDS

      The Company has never paid a dividend and has no current plans to do so. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------



FOR THE FISCAL YEARS ENDED      APRIL 26,     APRIL 27,      APRIL 29,      APRIL 30,       APRIL 30,
------------------------------------------------------------------------------------------------------
                                 1997            1996           1995            1994           1993
------------------------------------------------------------------------------------------------------
REVENUES (a)                  $3,073,000      $5,312,000     $3,359,000      $5,010,000     $2,329,000

NET LOSS                     $(2,968,000)    $(1,324,000)   $(2,681,000)    $(1,378,000)   $(3,359,000)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING         17,074,000      16,414,000     15,669,000      14,155,000     13,820,000

NET LOSS PER SHARE                $(0.17)         $(0.08)        $(0.17)         $(0.10)        $(0.24)


TOTAL ASSETS                  $3,350,000      $4,020,000     $3,719,000      $4,190,000     $4,102,000

LONG-TERM OBLIGATIONS           $283,000        $294,000           $-0-            $-0-           $-0-

STOCKHOLDERS' EQUITY          $1,635,000      $1,085,000       $515,000      $2,194,000     $2,011,000

DIVIDENDS DECLARED
PER SHARE OF COMMON STOCK           $-0-            $-0-           $-0-            $-0-           $-0-

RESEARCH & DEVELOPMENT (a)      $629,000        $714,000       $606,000        $386,000       $391,000


(a)   Research &  Development  costs for fiscal years 1993,  1994,  1995,  1996 and 1997 include costs subject to reimbursement under various agreements. The amounts earned under these agreements are included in revenues for the respective years.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      With the completion of the first year of a new management structure at the Company, a new focus on project commercialization has emerged. No longer are resources committed to new projects without financial commitment from the customer. Development projects are now being limited to concepts that are financially supported by the requesting organizations. The Company's focus can best be illustrated with the fact that only two development projects are currently underway and will continue on through successful market acceptance.

      During  the  year  the  Company   discontinued   the   production  of  the
Omnitron(TM) soft drink dispenser. The limited production quantities and resistance from the soft drink suppliers prevented the Omnitron(TM) from broad market acceptance. The Company is continuing to explore the possibilities of using this technology in other applications and licensing in the soft drink industry.

SIGNIFICANT ORDER

      On February 12, 1997, the Company announced that it received an initial multi-million dollar order for its new, self-calibrating, universal paint-tint dispensing system. The order was received from The Home Depot, Inc., North America's largest home improvement retailer. The order is for 300 units of ABC's new automatic tinting system, tradenamed "Royal Match." Commercial delivery commenced in May, 1997, and will be completed during fiscal year 1998. This is the initial phase of an anticipated rollout to The Home Depot's entire 500-plus store network in 34 states and three Canadian provinces, with one to three units of the tinting system expected to be installed per store. The unit has been designed to interface with The Home Depot's networked POS system.


RESULTS OF OPERATIONS

YEAR ENDED APRIL 26, 1997 COMPARED TO YEAR ENDED APRIL 27, 1996

      The net loss was $2,968,000 for FY97 compared to $1,324,000 for FY96. Reduced sales in paint dispensers and costs associated with the reorganization of management, customer base, and development efforts were responsible for the increased loss.

      FY97 total revenues were $3,073,000 compared to FY96 total revenues of $5,312,000. A decline in sales of paint dispensers to The Sherwin-Williams Company and withdrawal from the soft drink market caused this decrease.

Product Sales:
                                    FY97           FY96

Industrial dispensers           $2,002,000      $3,500,000
Beverage dispensers                791,000         814,000
                                ----------      ----------
                                $2,793,000      $4,314,000

Service and development sales:

Industrial dispensers           $   96,000      $  474,000
Beverage dispensers                184,000         524,000
                                ----------      ----------
                                $  280,000      $  998,000
                                ----------       ---------

Total Revenues                  $3,073,000      $5,312,000
                                 =========      ==========

      The decrease in Industrial sales were a result of a realignment of our customer base from one customer (Sherwin-Williams) to the total retail paint industry. Broad customer interest in our dispensing technology has been received and a focus of our research and development resources has resulted in The Home Depot order and numerous requests for evaluation of our "Royal Match" system. It was necessary to realign our customer base because of limited sales growth potential and the need for improved margins.
                                       8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The decrease in beverage sales was caused primarily by our withdraw from the soft drink market. Narrow gross margins and resistance from the major soft drink suppliers to support our equipment made this decision unavoidable.

      General and administrative expenses increased because of management reorganization costs that generated severance fees, consultant fees, and a strategic decision to focus the Company's resources on completing commercialization of two major projects. This focus resulted in an increase in general and administrative payroll and benefits of $259,000, even though total Company payroll and benefits declined by $188,000.

      Selling and marketing expenses were greater than last year because of an increased Industrial sales force and for major commitments to presenting the technology of the Company at trade shows and industry councils.

      Research and development expenses were down because fewer active projects led to lower allocated expenses from all functional areas.

YEAR ENDED APRIL 27, 1996 COMPARED TO YEAR ENDED APRIL 29, 1995

      The net loss was $1,324,000 for FY96 compared to $2,681,000 for FY95. FY96 included $366,000 positive adjustment as a result of a securities litigation settlement. FY95 included a $1 million accrual for final settlement costs and legal expenses. Total revenues for FY96 were $5,312,000 compared to FY95 $3,359,000 revenues:

Product sales:              FY96          FY95

Industrial dispensers     $3,500,000  $1,689,000
Beverage dispensers          814,000     854,000
                          ----------  ----------
                          $4,314,000  $2,543,000
                          ==========  ==========


The increase in industrial product sales was due to an increase in shipments of tint dispensers to The Sherwin-Williams Company (S-W). In February 1995, the Company received a $990,000 initial order of "TAC-CB" units, the down-sized, lower cost tint dispenser designed specifically for paint retailers. The TAC-CB was in joint development for two years with S-W. The Company shipped the order from May to October of 1995. In December 1995, the Company received a $1,758,000 order for TAC units from S-W.

The FY96 and FY95 history of Tint-A-Color orders and shipments is as follows:

Model       Order Dates        Ship Dates          Sales Volume
-----       -----------        ----------          ------------
TAC         March 1994        June-October 1994    $1,659,000
TAC-CB      February 1995     May-October 1995     $  990,000
TAC         April 1995        July-October 1995    $1,856,000
TAC         December 1995     April-July 1995      $1,758,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 VS 1995 Continued

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

      Research and development expenses increased 18% as a result of increased new product development activity. Numerous dispensing applications were under development during FY96 and these development projects continued into FY97. These projects produced such new products as the institutional juice dispenser, chemical coatings dispenser, and the cement additives dispenser, to name a few.

      The distribution of the Class Action settlement fund (see Note 13 to the Consolidated Financial Statements) and the final valuation of the Company's contributed common stock to the fund allowed the Company to lower the accrual for settlement costs and legal expenses by $366,000. The Company had originally accrued $1,000,000 in FY95 to record estimated remaining settlement costs and legal fees. The remaining accrual at April 27, 1996, was $95,000.

      The Company renegotiated its chemical coatings agreement in FY 1996 and obtained a release from exclusivity with the Sherwin-Williams Company (S-W). In consideration for release from S-W exclusivity, the Company agreed to rebate to S-W the $175,000 research and development costs incurred by S-W. The Company has capitalized this cost as an intangible asset and is amortizing this asset on a straight line basis over a period of three years. The amortization expense during FY96 was $29,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance decreased to $488,000 as of April 26, 1997 from $1,309,000 as of April 27, 1996.

      Operations required cash of $2,684,000. To provide necessary financing the Company issued 261 shares of Series A Preferred Stock in exchange for notes of $12,500 cash per share, generating $3,265,000 cash. (see footnote 8) Near term cash requirements will be obtained using this same Preferred Stock vehicle.

      In January 1996 the Company established an accounts receivable-based credit line with Foothill Capital Corporation. The credit line bears an interest rate of prime plus four points. As of 04/26/97 the credit limit was set at $450,000 with an outstanding balance of $1,873.

      If the above sources of cash do not become available or are not sufficient, the Company may be forced to curtail marketing and RESEARCH & DEVELOPMENT activities which would adversely affect future operating results.

      The current ratio was 1.49:1.0 as of April 26, 1997, compared to 1.09:1.0 as of April 27, 1996.

1997 AUDIT

      Grant Thornton, L.L.P. has audited the consolidated balance sheet of the Company as of April 26, 1997, and the related consolidated statement of operations, cash flows and stockholders' equity for the year ended April 26, 1997. In its report of August 8, 1996, to the Board of Directors and to the Company it is stated that the financial statements have been prepared assuming that the Company will continue as a going concern. However, their report states that the "history of operating losses and limited capital resources raise substantial doubt" about the Company's ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements). Management recognizes the need to increase sales and raise additional capital and has plans and programs intended to accomplish these goals.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                          PAGE NO.
------------------------------------------------------------------------------------------
FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of April 26, 1997 and April 27, 1996             14

      Consolidated Statement of Operations for the Years ended April 26, 1997,
         and April 27, 1996, and April 30, 1994                                       15

      Consolidated Statement of Cash Flows for the Years ended April 26, 1997,
         and April 27, 1996, and April 30, 1994                                       16

      Consolidated Statement of Stockholders' Equity for the Years ended
         April 26, 1997, and April 27, 1996, and April 30, 1994                       17

      Notes to Consolidated Financial Statements                                   18-23

SUPPLEMENTARY DATA:

      Schedule II-Valuation and Qualifying Accounts                                   24

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                                       ABC DISPENSING TECHNOLOGIES, INC.
                                          CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                       April 26, 1997     April 27, 1996
--------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                       $    445,000       $    488,000
         Accounts receivable, less allowance for doubtful accounts
           of $191,000 in 1997 and $136,000 in 1996 (Note 5)                  327,000            764,000
         Inventories (Note 4)                                               1,431,000          1,703,000
                                                                         ------------       ------------
                  Total current assets                                      2,203,000          2,955,000

Property, plant, and equipment (Note 5 and 11)                                704,000            703,000

Other assets:
         Intangible assets, less accumulated amortization of
           $552,000 in 1997 and $480,000 in 1996                              102,000            169,000
         Patents pending and deferred charges                                 341,000            193,000
                                                                         ------------       ------------
                                                                              443,000            362,000
                                                                         ------------       ------------

Total Assets                                                             $  3,350,000       $  4,020,000
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable                                                $    877,000       $    875,000
         Line of credit (Note 5)                                                2,000            292,000
              Note payable to related party (Note 5)                             --              500,000
         Current portion of long-term debt                                     36,000             25,000
         Accrued liabilities:
           Legal fees and settlement costs (Note 13)                             --              148,000
           Employee compensation and benefits                                 224,000            218,000
           Warranty reserve                                                    88,000            197,000
           Other                                                              177,000            353,000
         Deferred income                                                       28,000             33,000
                                                                         ------------       ------------
                  Total current liabilities                                 1,432,000          2,641,000

Long-term debt (Note 5)                                                       283,000            294,000

Stockholders' equity (Note 7):
         Preferred Stock, 9% cumulative; authorized 320 shares              3,388,000               --
           271 shares issued
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 17,114,279 shares issued (16,984,160 in 1996)              171,000            170,000
         Additional paid-in capital ($36,785 restricted for cost of
           treasury shares held)                                           19,014,000         18,942,000
         Retained earnings (deficiency)                                   (20,850,000)       (17,882,000)
                                                                         ------------       ------------
                                                                            1,723,000          1,230,000
         Less notes receivable - stockholders                                 (51,000)          (146,000)
         Less cost of treasury stock, 35,000 shares                           (37,000)              --
                                                                         ------------       ------------
            Total Stockholders' Equity                                      1,635,000          1,085,000
                                                                         ------------       ------------
Total Liabilities and Stockholders' Equity                               $  3,350,000       $  4,020,000
========================================================================================================






                                               See accompanying notes.

                                    ABC DISPENSING TECHNOLOGIES, INC.
                                  CONSOLIDATED STATEMENT OF OPERATIONS

                                         Years Ended April 26,          April 27,          April 29,
                                                         1997               1996               1995
---------------------------------------------------------------------------------------------------
Revenues:
         Products and services                   $  3,073,000       $  5,057,000       $  3,208,000
         Royalties                                       --              255,000            151,000
                                                 ------------       ------------       ------------
                                                    3,073,000          5,312,000          3,359,000

Cost and expenses:
         Products and services                      2,839,000          4,610,000          3,053,000
         General and administrative                 1,997,000          1,106,000          1,049,000
         Selling and marketing                        700,000            540,000            406,000
         Research and development                     629,000            714,000            606,000
                                                 ------------       ------------       ------------
                                                    6,165,000          6,970,000          5,114,000
                                                 ------------       ------------       ------------

Loss from operations                               (3,092,000)        (1,658,000)        (1,755,000)

Other income (expense)
         Securities and contract litigation
           fees and settlement (Note 13)                 --              366,000         (1,000,000)
         Investment income                              4,000             78,000             77,000
         Interest expense                            (138,000)          (134,000)           (28,000)
         Other, net                                   258,000             24,000             25,000
                                                 ------------       ------------       ------------
                                                      124,000           (334,000)          (926,000)
                                                 ------------       ------------       ------------

Net loss                                         $ (2,968,000)      $ (1,324,000)      $ (2,681,000)
====================================================================================================

Weighted average number of shares
  outstanding                                      17,074,000         16,414,000         14,155,000
                                                   ----------         ----------         ----------

Net loss per share                               $      (0.17)      $      (0.08)      $      (0.17)
====================================================================================================





















                                       See accompanying notes.

                                  ABC DISPENSING TECHNOLOGIES, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Years Ended April 26,         April 27,        April 29,
                                                                   1997               1996            1995
--------------------------------------------------------------------------------------------------------------

Operating activities:
---------------------

Net loss                                                       $(2,968,000)      $(1,324,000)      $(2,681,000)

      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Deprecation and amortization                              313,000           110,000            99,000
         Loss on disposal of assets                                   --                --               6,000
         Value of common stock issued to settle
           litigation                                                 --                --             450,000

      Changes in operating assets and liabilities:
         Receivables                                               437,000          (398,000)          220,000
         Inventories                                               272,000          (484,000)          129,000
         Other assets                                             (307,000)         (283,000)          (13,000)
         Accounts payable                                            2,000           421,000           149,000
         Accrued liabilities                                      (428,000)         (869,000)          163,000
         Deferred income                                            (5,000)           13,000           (32,000)
                                                               -----------       -----------       -----------

      Total adjustments                                            284,000        (1,490,000)        1,171,000
                                                               -----------       -----------       -----------

Net cash used in operating activities                           (2,684,000)       (2,814,000)       (1,510,000)

Investing activities:
---------------------

      Purchases of property, plant, and equipment                  (69,000)          (16,000)         (671,000)
      Additions to patent                                           (4,000)             --             (11,000)
      Investment in Joint Venture                                  (14,000)             --                --
                                                               -----------       -----------       -----------

Net cash provided used in investing activities                     (87,000)          (16,000)         (682,000)

Financing activities:
---------------------

      Proceeds from private placements                           3,388,000           926,000           979,000
      Private placement costs                                      (73,000)             --                --
      Proceeds from issuance of common stock                       140,000              --                --
      Proceeds from issuance of notes payable                       29,000         1,267,000           490,000
      Repayment of notes payable and loan costs                   (820,000)         (684,000)          (12,000)
      Proceeds from collection of stockholders receivable           95,000              --                --
      Proceeds from stock issued for exercise of stock
        options and warrants                                         6,000           500,000            23,000
      Purchase of treasury shares                                  (37,000)             --                --
                                                               -----------       -----------       -----------

Net cash provided by financing activities                        2,728,000         2,009,000         1,480,000
                                                               -----------       -----------       -----------

Net (decrease)/increase in cash and cash equivalents               (43,000)         (821,000)         (712,000)
Cash and cash equivalents at beginning of year                     488,000         1,309,000         2,021,000
                                                               -----------       -----------       -----------

Cash and cash equivalents at end of year                       $   445,000       $   488,000       $ 1,309,000
==============================================================================================================

                                          See accompanying notes.

                                                 ABC DISPENSING TECHNOLOGIES, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   Years ended April 26, 1997, April 27, 1996, and April 29, 1995

                                                        Common
                                        Number of        Stock               Additional     Retained       Notes
                                        Shares of      $.01 Pa  Preferred      Paid-in      Earnings     Receivable  Treasury
                                      Common Stock       Value    Stock        Capital    (Deficiency)  Stockholders   Stock
------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1994              14,981,039     $150,000              $15,921,000   $(13,877,000)

     Private placements                 1,000,000       10,000                1,126,000                   $(164,000)

     Exercise of stock options             15,077                                23,000

     Collection on notes receivable-
        stockholders                                                                                          7,000

     Net loss                                                                               (2,681,000)
                                     ------------------------------------------------------------------------------------------
Balance at April 29, 1995              15,996,116     $160,000              $17,070,000   $(16,558,000)   $(157,000)

     Private placements                   569,667        6,000                  909,000

     Stock issued to settle litigation    150,000        1,000                  466,000

     Exercise of warrants                 214,000        2,000                  426,000

     Exercise of stock options             54,377        1,000                   71,000

     Collection on notes receivable-
          stockholders                                                                                       11,000

     Net loss                                                                               (1,324,000)
                                     ------------------------------------------------------------------------------------------
Balance at April 27, 1996              16,984,160     $170,000              $18,942,000   $(17,882,000)   $(146,000)

     Preferred Stock private
        placement (Note 6)                                      $3,388,000

     Private placement costs                                                    (73,000)

     Issuance of Stock to Mezzanine
        Financial Fund, L.P. (Note 5)     125,000        1,000                  141,000

     Exercise of Stock Options              5,000                                 6,000

     Collection on notes receivable-
          stockholders                                                                                       95,000

     Net loss                                                                               (2,968,000)

     Treasury Stock (Note 6)                                                                                          $(37,000)
                                     ------------------------------------------------------------------------------------------
Balance at April 27, 1996               17,114,000     $171,000  $3,388,000  $19,014,000    $(20,850,000)   $(51,000) $(37,000)
===============================================================================================================================






















                                                      See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION

ABC Dispensing Technologies, Inc. (name changed from American Business Computers Corporation) designs proprietary dispensing systems which dispense and blend liquids, powders and other ingredients to a uniform and high degree of accuracy. The Company provides training, installation and product service and also custom designs and manufactures its own proprietary dispensing equipment to meet the needs of its customers which are located primarily in the United States. To date, the Company has focused its development and marketing efforts on the Beverage and Paint Industries.

2.    SIGNIFICANT ACCOUNTING POLICIES

YEAR END - Effective May 1, 1994, the Company changed the fiscal year-end to the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Fiscal 1997, fiscal 1996 and fiscal 1995 consisted of fifty-two weeks ending on April 26, April 27, and April 29, respectively. References to the years 1997, 1996 and 1995 refer to fiscal years ended April 26, 1997, April 27, 1996, and April 29, 1995, respectively.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, ABC Dispensing Technologies, Inc. and ABC Tech Corp. Significant intercompany transactions and balances have been eliminated in consolidation.

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

FINANCIAL INSTRUMENTS - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair market value at April 26, 1997.

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

MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 54, 72, and 59 percent of the Company's total revenues, for 1997, 1996, and 1995, respectively.

PROVISION FOR WARRANTY CLAIMS - Estimated warranty costs are provided at the time of sale of the warranted products.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " and, accordingly, recognizes no compensation expense for the stock option grants. Additional disclosures relating to stock option activity which are required by Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" are included in footnote 7.


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE - Net loss per share is computed on the basis of weighted average number of shares outstanding for the period. Common stock equivalents are not material, and therefore, are not included in the computation of primary shares outstanding.

LONG-LIVED  ASSETS  - In  1997,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The adoption of SFAS No. 121 had no effect on the financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform with current year classifications.


3.    GOING CONCERN UNCERTAINTY

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of April 26, 1997 has an accumulated deficiency of $20,850,000. The Company's cash flow from operating activities was a negative $2,684,000 in 1997 and a negative $2,814,000 in 1996, and cash and cash equivalents declined from $2,021,000 at the beginning of fiscal 1995 to $445,000 at April 26, 1997. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $5,220,000 over the past three years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock. The Preferred Stock is convertible into common stock at $1 per share. Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.


4.    INVENTORIES

At April 26, 1997 and April 27, 1996, inventories consisted of the following:

                                                       1997          1996
                                                   -----------    ---------

Raw Materials                                      $   927,000    $   729,000
Work-in-process                                        118,000        488,000
Finished goods                                         386,000        486,000
                                                   -----------    -----------
                                                   $ 1,431,000    $ 1,703,000
                                                   ===========    ===========

The above amounts are net of obsolescence reserves of $838,000 and $985,000 at 1997 and 1996, respectively.
                               -19-

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    FINANCING ARRANGEMENTS

NOTES PAYABLE
In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman. The note payable has an adjustable interest rate (9.25% at April 26, 1997 and April 27, 1996) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At April 26, 1997 the facility has a net book value of $555,000.

5.    FINANCING ARRANGEMENTS (CONTINUED)

At April 26, 1997 and April 27, 1996, notes payable consisted of the following:

                                                      1997            1996
                                                    ---------       ---------
Note payable to bank                                $268,000        $278,000
 Other                                                51,000          41,000
                                                   ---------       ---------
                                                     319,000         319,000
Less amounts due within one year                     (36,000)        (25,000)
                                                   =========       =========
Total long-term debt                                $283,000        $294,000
                                                   =========       =========

Maturaties of notes payable for the five years subsequent to April 26, 1997 are as follows: 1998--$35,000; 1999--$32,000; 2000--$20,000; 2001--$16,000 and
2002--$17,000.

Interest paid by the Company approximates interest expense for 1997 and 1996.

MEZZANINE NOTE
On January 17, 1996, the Company obtained a $500,000 working capital asset-secured loan from the Mezzanine Financial Fund, L.P. ("Mezzanine"). Interest is due monthly at the rate of 18% per annum. In consideration for providing the loan, Mezzanine received a five (5) year warrant to acquire shares of common stock at a price equal to the lower of seventy percent (70%) of the 30-day average trading price prior to closing of the loan, or $2.50 (the "Price"). The warrant exercise price was therefore determined to be $2.04 per share. The number of shares subject to the warrant will be determined by dividing the Price into an amount equal to 10% of the average annual loan balance multiplied by the number of years the loan is outstanding (the "Warrant Fee"). The resulting maximum number of warrants that could be issued are 16,653. At Mezzanine's election, all or any part of the Warrant Fee may be put to the Company upon repayment of the loan for payment in cash in the amount equal to 70% of such Warrant Fee, paid in equal monthly payments over the same number of months that the loan was outstanding. Additionally, Mezzanine received a closing fee equal to 2% of the amount of the loan and reimbursement for expenses associated with the making of the loan. On July 24, 1996, the Company distributed 125,000 shares of common stock to Mezzanine. Mezzanine subsequently sold 90,000 of the shares to satisfy interest charges from April through September, 1996, prepayment penalties and other fees. On September 24, 1994, the Company repaid the $500,000 principal balance of the loan in full. On December 31, 1996, the loan agreement was terminated and Mezzanine returned 35,000 shares of Common Stock to the Company. The company is holding the 35,000 shares in treasury.

HERBERT M. PEARLMAN, who resigned as Chairman of the Board of Directors of the Company on February 5, 1997, is a director, officer and principal stockholder of the general partner of Mezzanine. Mr. Pearlman is also Chairman, chief executive officer and a principal stockholder of Helm Resources, Inc., a publicly traded company which holds an approximately 14% equity stake in Mezzanine.

BRIDGE NOTES
On June 13, 1995, the Company initiated a private offering to sell 20 units of $25,000 10% Senior Subordinate Notes due June 1, 1998 and three year redeemable warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The transaction was exempt from registration under the Securities Act of 1933. Nineteen units were issued under the offering, providing the Company with $475,000 in proceeds. The notes included a repayment provision requiring the Company to apply 40% of the net proceeds received by it from the sale of any of its common stock other than common stock issued upon the exercise of employee, director, or consultant stock options, to the pro-rata repayment of the Notes within sixty (60) days of the receipt of such proceeds. As a result of this repayment provision, the notes were paid in full on February 16, 1996.
                                      -20-

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LINE OF CREDIT
On December 18, 1995, the Company established a $750,000 line of credit secured by accounts receivable and other assets of the Company. In February, 1996, the line of credit was reduced from $750,000 to $450,000. At April 26, 1997, $2,000 was outstanding and $448,000 of the line of credit was available. The line of credit bears an interest rate of prime plus four points (12.50% at April 26, 1997), which equals the weighted-average interest rate for the period).

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

The components of the Company's deferred income taxes at April 26, 1997 and April 27, 1996 are as follows:

                                                 1997                   1996
                                           --------------          -------------

Net operating loss carryforwards             $ 6,650,000           $  5,450,000
Inventories                                      413,000                495,000
Other                                            170,000                255,000
                                           --------------          -------------
   Total deferred tax asset                    7,233,000              6,200,000
Valuation allowance for deferred taxes        (7,233,000)            (6,200,000)
                                           --------------          -------------
   Net deferred taxes                      $       -0-             $      -0-
                                           ==============          =============


At April 26, 1997 and April 27, 1996, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $17,500,000 and $14,800,000, respectively. The net operating loss carryforwards expire in the years 1998 to 2012. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

7.    COMMON STOCK

Stock Option Plans
------------------

The Company has a non-qualified stock option plan which provides for the issuance of up to 500,000 shares of common for non-employee directors, officers and other key employees. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date, and all options were granted at fair market value at the date of the grant.

Stock option transactions and prices are summarized as follows:

                             Officers' & Employees' Shares Under Option    Directors' Shares Under Option
                                   For Year Ended        For Year Ended     For Year Ended    For Year Ended
                                   April 26, 1997        April 27, 1996     April 26, 1997     April 28, 1995
                                   --------------        --------------     --------------     --------------
Outstanding, beginning of year            191,941               104,018            195,000             75,000
Granted                                   112,250               119,500                  -            120,000
Exercised                               (  14,377)            (  15,077)          ( 40,000)                 -
Canceled                                (  95,500)            (  16,500)          ( 25,000)                 -
                                        ---------             ---------          ---------            -------
Outstanding, end of year                  194,314               191,941            130,000            195,000
                                          =======               -------            -------            -------

Exercise price per share           $1.50 to $3.44        $1.50 to $3.44     $1.25 to $3.25     $1.25 to $3.25

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrant shares under and prices for the years ended April 26, 1997 and April 27, 1996 are summarized as follows:

                                             1996                  1995
                                          -------------        --------------
Outstanding at beginning of period          1,275,000                     -
Granted                                     1,386,410             1,275,000
Exercised                                   (214,000)                     -
Canceled                                            -                     -
                                          =============        ==============
Outstanding at end of period                2,447,410             1,275,000
                                          =============        ==============

Exercise price per share                $1.25 to $3.50       $2.00 to $3.50

8.    PREFERRED STOCK

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

As of June 17, 1997, through private placements, the Company issued 283 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $3,538,000 to the Company.

The Series A Preferred Stock is convertible at the option of the holder, in whole or in part, at any time after March 1, 1997 (the "Initial Conversion Date") into Common Stock of the Company at a price per share of Common Stock equal to (i) $1.00 per share, or (ii) such adjusted price as may form time to time be adjusted (the "Conversion Price"). If converted into Common Stock, each Preferred Share will entitle the holder to receive warrants to purchase a number of shares of Common Stock at a price of $1.25 per share, equal to the number of shares of Common Stock into which the Preferred Shares were converted. The warrants will be valid for a period of five years commencing from the date of issuance.

The Preferred Shares pay dividend semi-annually each February 1, and August 1, commencing on February 1, 1997. The Company may elect to pay dividends in the form of Common Stock of the Company issued at 90% of the then current market price of the Common Stock. A cash adjustment shall be paid for any fractional shares that are due under the dividend calculation. For the purposes of this calculation the "current market price" shall mean the average of the daily closing prices for each of the thirty consecutive business days prior to such dividend date.

On May 30, 1997, the Board of Directors declared a dividend of 514 shares of Common Stock and $0.39 cash payable on July 1, 1997, to shareholders of record as of the close of business on June 13, 1997. As of August 1, 1997, the company is in arrears with respect to the dividend declared on May, 30, 1997.

9.    RELATED PARTY TRANSACTIONS

From February, 1995, to August, 1996, the Company leased office space for Herbert M. Pearlman from Helm Resources, Inc. for approximately $21,000 per year. Mr. Pearlman is Chairman, Chief Executive Officer and a principal stockholder in Helm Resources, Inc. (see footnote 4). Mr. Pearlman resigned as Chairman of the Board of Directors of the Company on February 5, 1997.

On June 24, 1994 the Company purchased the headquarters facility from Mr. Joseph
W. Shannon, former Chairman of the Company, for $490,000. The Company had previously leased the facility from Mr. Shannon.

10.   OPERATING LEASES

Aggregate rental expense for fiscal years 1997, 1996 and 1995 was $48,000, $60,000 and $13,000, respectively.

11.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at April 26, 1997 and April 27, 1996:
                                               1997                    1996
                                          ---------------          -------------

Land                                      $       57,000           $     57,000
Building and building improvements               572,000                572,000
Machinery and equipment                          934,000                865,000
                                          ---------------          -------------
                                               1,563,000              1,494,000
Less accumulated depreciation                  (859,000))             (791,000))
                                          ---------------          -------------
                                          $                        $
                                                 704,000                703,000
                                          ===============          =============
12.   RETIREMENT BENEFITS

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution was approximately $13,000 in 1997, and $9,000 in each year during 1996 and 1995. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

13.   LITIGATION SETTLEMENT/CONTINGENCIES

On March 13, 1995, the Company and other defendants (officers and directors and former directors of the Company) entered into a Stipulation of Settlement (the "Settlement") with the Plaintiffs in a class action lawsuit (the "Securities Litigation") that provided for the Settlement of the Securities Litigation. The Settlement provided for a Gross Settlement Fund of $1,850,000, plus 1,550,000 shares of the Company's common stock. The Company's contribution to the Settlement Fund was $443,000 and 150,000 shares. The Stipulation defined the Plaintiff class as "all persons who purchased ABCC common stock on the open market from January 24, 1990 through August 1, 1991, inclusive." On June 19, 1995, the U.S. Federal District Court for the Southern District of New York entered a Final Judgment approving the Settlement as "fair, reasonable and adequate to members of the class." Pursuant to the terms of the Final Judgment, on July 6, 1995, Plaintiffs' counsel were paid attorneys' fees of $550,000 (plus $1,078 of accrued interest after taxes) on the cash portion of the Settlement Fund and were reimbursed $244,394 for expenses out of the Gross Settlement Fund. Plaintiffs' counsel also received an aggregate of 465,000 shares of common stock of the Company awarded to Plaintiffs' counsel from the Gross Settlement Fund as a portion of attorneys' fees. These shares of common stock were distributed to Plaintiffs' counsel in early February 1996.
                                     23

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

The estimated legal fees and settlement costs have been accrued for the above action. At April 27, 1996, the accrual amounted to $1,498,000. During 1996, $1,037,000 of this amount was settled in cash and securities, $366,000 was reversed and credited to income and $95,000 remained in the accrual at April 26, 1996 to cover certain remaining legal fees. In 1997, the remaining $95,000 accrual was reversed and credited to income.


The Company from time to time is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined would not have a material adverse effect on its financial statements.


14.   SUBSEQUENT EVENTS

On June 25, 1997, the Company entered into a joint venture agreement with Damon Industries, a privately-owned national juice manufacturer with headquarters in Sparks, Nevada, to form "Virtual Squeeze", a 50-50 business enterprise. The purpose of the joint venture is to provide shelf-stable juice products and state-of-the-art dispensing technology to health care facilities with high volume juice consumption. Under the agreement, the Company will manufacture dispensing equipment and provide technical support to the joint venture, and Damon will manufacture fruit juice and provide marketing and administrative support for the joint venture. The joint venture will finance the dispensing equipment through sale/leaseback arrangements. The dispensing equipment will be placed in a customer's facility at no charge providing the customer commits to purchasing all of its juice from the Virtual Squeeze. The revenue from the juice sales will cover the cost of equipment, juice, and operating expenses of the joint venture. Resulting profits from the juice sales will be split 50-50 by the Company and Damon.

                                         ABC DISPENSING TECHNOLOGIES, INC. (CONSOLIDATED)

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A                                   Column B      Column C            Column D          Column E
----------------------------------------------------------------------------------------------------------------------
--------------

                                                         Additions
                                         Balance at     Charged to                              Balance
                                          Beginning      Costs and                               at End
Description                               of Period       Expenses          Deductions        of Period
----------------------------------------------------------------------------------------------------------------------
--------------

Year ended April 26, 1997

Allowance for doubtful accounts           $136,000      $  141,000      $    < 86,000>(a)      $191,000
                                          ========      ==========      ==============         ========

Allowance for inventory obsolescence      $985,000            --        $      147,000(b)      $838,000
                                          ========      ==========      ==============         ========


Year ended April 27, 1996

Allowance for doubtful accounts           $ 78,000      $   40,000      $      (86,000)(a)      $136,000
                                          ========      ==========      ==============         ========

Allowance for inventory obsolescence      $943,000      $   80,000      $       38,000 (b)      $985,000
                                          ========      ==========      ==============         ========


Year ended April 29, 1995

Allowance for doubtful accounts           $128,000      $    1,000      $       51,000(a)      $ 78,000
                                          ========      ==========      ==============         ========


Allowance for inventory obsolescence      $816,000      $  150,000      $       23,000(b)      $943,000
                                          ========      ==========      ==============         ========


(a)  Uncollectable accounts written off, net of recoveries.

(b) Inventory written off and disposed.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      Information regarding the Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive Proxy
Statement of the Annual Meeting of Stockholders to be held September 1996. Certain information concerning the Executive Officers is also included below:

      Name                          Position
      ----                          --------

      Charles M. Stimac, Jr.        President and Director

      Herbert L. Luxenburg          Director

      C. Rand Michaels              Director

      William Lerner                Secretary

      Mr. Charles M. Stimac, Jr. has been President of the Company since July 15, 1996, replacing Mr. Robert A. Cutting, who was President of the Company since April 1990 and was President of the Company's wholly-owned subsidiary, ABC Dispensing Technologies, Inc., since September 1986.

      Mr. Herbert L. Luxenburg has been a Director of the Company since September, 1988.

      Mr. C. Rand Michaels has been a Director of the Company since September, 1986.

      Mr. William Lerner has been Secretary of the Company since September 1994.

      On February 5, 1997, Herbert M. Pearlman and John E. Stieglitz resigned their positions as directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

      Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held September 1997.

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


(c)   Current reports on Form 8-K during the quarter ended April 26, 1997.

      Form 8-K was filed on March 26, 1997, to disclose a change in auditors from Ernst & Young, L.L.P. to Grant Thronton, L.L.P.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC DISPENSING TECHNOLOGIES, INC.


By: /S/ Charles M. Stimac, Jr.
   -------------------------------
   Charles M. Stimac, Jr.
   President
   Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                              Title                        Date
   ----                              -----                        ----


   /S/ Charles M. Stimac, Jr.        President & Director         August 9, 1996
   -------------------------------
   Charles M. Stimac, Jr.


   /S/                               Director                     August 9, 1996
   -------------------------------
   Herbert L. Luxenburg


   /S/                               Director                     August 9, 1996
  -------------------------------
   C. Rand Michaels