Form 10-K/A
period 1997-04-26
ABC DISPENSING TECHNOLOGIES INC
filed 1997-08-25
CIK 748103

FORM 10-K/A

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

         Registrant's telephone number, including area code: (330) 733-2841
     Securities registered pursuant to Section 12(b) of the Act:    None
                                                                     ----
      Securities registered pursuant to Section 12(b) of the Act:    None
                                                                     ----

      Securities registered pursuant to Section 12(g) of the Act:

                                                 Common Stock, Par Value $.01
                                                 ----------------------------
                                                 (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

      The aggregate market value of the voting stock held by non-affiliates as of July 31, 1997 was $19,533,000.

      The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

      Common Stock outstanding at July 31, 1997 was 17,109,160 shares.

Documents Incorporated by Reference

The Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated by reference in Part III.

                                  Total number of pages of this report: 29.
                                  Index to Exhibits located on page 28.

ITEM 1.  BUSINESS
-----------------

CORE COMPETENCE

      ABC Dispensing Technologies' (the "Company" or "ABC") core competence is its ability to creatively use existing technology to develop state-of-the-art dispensing systems. The Company's dispensing systems are designed to increase accuracy, efficiency, speed, flexibility, and functionality. The Company's technology is transferable into many industries. The Company concentrates on developing solutions for specific, known applications. The Company has a unique approach to creating new, innovative solutions by combining first the principles of physics with state-of-the-art electronics. The Company designs its own computer controlled systems--both hardware and software.

       The core of the Company is its talented people and 29 useful patents and 12 patents pending. The Company is a technology and marketing firm. However, two operational advantages the Company has over other technically oriented firms are: (1) the ability to produce the systems we design, and (2) the ability to offer field technical support (training, installation, and service).


NEW DIRECTIONS

      ABC, as a technology firm, has depended on industry partners to make the Company's equipment commercially successful. The risk in this approach is centered around possible different goals and objectives between ABC and its partners. As of July 15, 1996 the Company began thoroughly examining the markets in which ABC competes. This examination included inviting as many leaders in those markets as ABC could to define their exact needs and problems. A complete understanding of ABC customers' needs will allow the Company to design a more universally accepted machines from the Company's innovative concepts.

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

      The Company is dedicated to selling dispensing technology at a profit--to a wide range of industries.
                                       -2-

PRODUCTS

INDUSTRIAL

      During the past year, the Company has successfully developed a universal line of tint dispenser designed in a modular fashion that provides the flexibility to control from 9 to 18 different colorants. This will allow the Company to address the current needs of most of the world's major paint retailers. As a result, the Company has obtained a purchase order from The Home Depot, North America's largest home improvement retailer. The multi-million dollar order is for 300 self-calibrating units, (Royal Match(TM)) that will be installed in new stores and used to upgrade dispensing capabilities in existing stores. Commercial shipments of this equipment began in May, 1997. System advantages include:

      1.    Elimination of daily purging;

      2. Self-calibration to adjust for changes in tint rehology including temperature, density and viscosity;

      3.    Limited moving parts to minimize maintenance requirements; and

      4.    Self-cleaning dispensing of clear flush after each dispense cycle.

      During the fiscal year ended April 26, 1997 ("FY 1997"), all paint product sales were sales to The Sherwin-Williams Company, accounting for 54% of total Company revenues. Paint product sales to The Sherwin-Williams Company were 72% and 59% of total Company revenues in FY 1996 and FY 1995, respectively. The Company currently has no orders from The Sherwin-Williams Company, and in the future expects revenues from sales to The Sherwin-Williams Company to decrease significantly.

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

      On June 25, 1997 the Company announced the creation of "Virtual  Squeeze,"
(TM) a 50-50 joint venture agreement with Damon Industries Inc., a Nevada based juice manufacturer and distributor. Virtual Squeeze has targeted the $3 billion institutional juice market with a self-contained, refrigerated dispenser designed to use shelf stable, bag in the box concentrates. Current plans provide for the free installation and service of the dispensing equipment provided that only "Virtual Squeeze" products are used. The equipment is the only known juice dispenser specifically designed to use shelf stable products. System advantages include:

      1.    High volume dispensing of chilled juices;

      2.    No refrigerated storage required;

      3.    Preprogrammed, automated sanitization routines;

      4.    Pre-set portion dispensing; and

      5.    Automated flavor blending.

      The current marketing strategy has a three pronged approach: Direct sales efforts targeted at nursing home chains and buying groups, distributor recruitment of existing businesses currently servicing the health care industry, and marketing directly to food service distributors.
                                       -3-

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

      Sales of Classic(TM) products accounted for 12.2%, 10.8% and 11% of total Company revenues in FY 1997, FY 1996 and FY 1995, respectively.

      The Company's UltraBar(TM) liquor dispensing system pours complex mixed drinks quickly with a touch of the customized touch-sensitive drink menu. Advantages are speed, accuracy, simplicity, full cash and inventory accountability, and reduction of theft, spillage, overpours, errors, and giveaways.

      Sales of UltraBar(TM) products accounted for 10.1%, 7.5% and 13% of total Company revenues in FY 1997, FY 1996 and FY 1995, respectively.

NEW PRODUCT DEVELOPMENT

      ABC offers the ability to contract with new business partners to assist in the development of new dispensing systems. As mentioned previously in the "New Directions" section, ABC will develop new dispensers for emerging products which require our technology; however, ABC will perform this development work in phases, and each phase will generate revenues.


SERVICES

SERVICE/TECHNICAL SUPPORT

      The Company is able to perform on-site service for the Company's installed base of equipment in the U.S. using its' own service technicians who are located throughout the country. The Company has committed to increase the head count of field service technicians to improve its' response time and reduce the variable costs of providing service. The Company also contracts with third-party service organizations to assist in providing technical support to customers.

      ABC utilizes its current technical service organization to perform third party installation and service for other electronic equipment manufacturers. Service sales accounted for 21%, 15.1% and 22% of total Company revenues in FY 1997, FY 1996 and FY 1995, respectively.

SALES BACKLOG

      As of April 26, 1997, the sales order backlog (unshipped product orders) was $4.4 million. As of April 27, 1996, order backlog was $1.6 million.

INTERNATIONAL SALES

      Revenues from International sales for fiscal years 1997, 1996, and 1995 were 1, 1, and 3 percent of total sales, respectively. Primary international sales efforts center on liquor equipment to Canada and Industrial Sales to South America and Europe.

COMPETITION

      The Company is one of three manufacturers that sell automatic paint tint dispensers in the U.S. Of the other two manufacturers, one has an established presence in the U.S. market, and the other is new to the U.S. market. The Company recently gained access to the entire U.S. market after being released from an exclusivity agreement with The Sherwin-Williams Company. ABC believes that the design and features of its' dispensing equipment, coupled with the ability to provide nationwide on-site technical support give the Company a competitive advantage in the market place.

      The institutional juice market in which the Company competes through the creation of the Virtual Squeeze joint venture is highly competitive. Currently, 80 - 90% of the juice sold in this market is sold as frozen concentrate. The joint venture will compete by selling shelf-stable juice concentrates and providing the customer with a dispenser that will mix, chill and provide portion control dispensing of the juice. The dispenser also allows for mixing of juice flavors and is self-sanitizing.

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

ITEM 2. PROPERTIES
------------------

      The Company owns a single floor building of approximately 18,400 square feet of office, laboratory, and production space located in Akron, Ohio. The property is encumbered by a mortgage in favor of a institutional lender. The principal balance of the mortgage was $268,000 as of April 26, 1997.

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

      As of the Record Date, there were 17,058,070 shares of the Company's Common Stock outstanding and approximately 73.1%, or 12,471,420, of the shares were represented either in person or by proxy.

      The Director nominees were elected with 11,287,050 shares of Common Stock voting in favor of their election. There were 1,185,901 shares of Common Stock that abstained from voting

      The proposed amendment to the Company's Certificate of Incorporation to authorize the creation and issuance of a class of equity designated as Preferred Stock was passed with all 12,471,420 shares of common stock represented voting in favor of the amendment.

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

      On February 5, 1997, Herbert M. Pearlman and John E. Stieglitz resigned from their positions as Directors of the Company.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

A.    PRICE RANGE OF COMMON STOCK
      ---------------------------

      Bid and ask prices for the Company's common stock (symbol `ABCC') have been quoted on the NASDAQ system since March 28, 1985. The table below shows the range of bid prices of the common stock for the last two years as reported by NASDAQ reflecting inter-dealer prices, without retail mark-up or markdowns, or commissions (and may not necessarily represent actual transactions).


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


B.    APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
      ---------------------------------------------
                                                          Approximate Number of
                                                            Record Holders
              Title of Class                              as of July 31, 1997
              --------------                              -------------------

          Common Stock, $.01 par value                           1,097

C.    DIVIDENDS
      ---------

      The Company has never paid a dividend on common stock and has no current plans to do so. Future policy for common stock dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.

      On May 30, 1997, the Board of Directors declared a Preferred Stock dividend of 514 shares of Common Stock and $0.39 cash payable on July 1, 1997, to shareholders of record as of the close of business on June 13, 1997. As of July 11, 1997, the Company is in arrears with respect to the dividend declared on May, 30, 1997.



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------




FOR THE FISCAL YEARS ENDED      APRIL 26,     APRIL 27,      APRIL 29,      APRIL 30,       APRIL 30,
------------------------------------------------------------------------------------------------------
                                 1997            1996           1995            1994           1993
------------------------------------------------------------------------------------------------------
REVENUES (a)                  $3,073,000      $5,312,000     $3,359,000      $5,010,000     $2,329,000

NET LOSS                     $(2,968,000)    $(1,324,000)   $(2,681,000)    $(1,378,000)   $(3,359,000)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING         17,074,000      16,414,000     15,669,000      14,155,000     13,820,000

NET LOSS PER SHARE                $(0.17)         $(0.08)        $(0.17)         $(0.10)        $(0.24)


TOTAL ASSETS                  $3,350,000      $4,020,000     $3,719,000      $4,190,000     $4,102,000

LONG-TERM OBLIGATIONS           $283,000        $294,000       $278,000            $-0-           $-0-

STOCKHOLDERS' EQUITY          $1,635,000      $1,085,000       $515,000      $2,194,000     $2,011,000

DIVIDENDS DECLARED
PER SHARE OF COMMON STOCK           $-0-            $-0-           $-0-            $-0-           $-0-

RESEARCH & DEVELOPMENT (a)      $629,000        $714,000       $606,000        $386,000       $391,000


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

SIGNIFICANT ORDER

      On February 12, 1997, the Company announced that it received an initial multi-million dollar order for its new, self-calibrating, universal paint-tint dispensing system. The order was received from The Home Depot, Inc., North America's largest home improvement retailer. The order is for 300 units of ABC's new automatic tinting system, tradenamed "Royal Match." Commercial delivery commenced in May, 1997, and will be completed during fiscal year 1998. This is the initial phase of an anticipated rollout to The Home Depot's entire 500-plus store network in 34 states and three Canadian provinces, with one to three units of the tinting system expected to be installed per store. The unit has been designed to interface with The Home Depot's networked point-of-sale system.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

      The net loss for FY 1997 was $2,968,000, a 124% increase over the net loss of $1,324,000 for FY 1996. The Company's consolidated results of operations for the two years are summarized below:

                                               FY 1997      FY 1996

Sales and other operating revenues           $ 3,073,000   $ 5,312,000
Operating expenses                            (6,165,000)   (6,970,000)
                                              ----------    ----------
Operating loss                                (3,092,000)   (1,658,000)
Other revenues                                   124,000       334,000
                                             -----------   -----------
Net loss                                     $(2,968,000)  $(1,324,000)
                                              ==========    ==========

      Total revenues for FY 1997 were $3,073,000, down 42.1% from FY 1996 total revenues of $5,312,000. The decrease is primarily due to a $1,498,000 decline in sales of paint colorant dispensers to The Sherwin-Williams Company. Additionally, paint colorant dispenser service revenues decreased $378,000 from the prior year. The remaining decrease of $363,000 is attributable to the Company's withdrawal from the soft drink market. The Company expects sales of paint colorant dispensers to The Home Depot, Inc. to exceed decreases in similar sales to The Sherwin-Williams Company in fiscal 1998.

      FY 1997 total operating expenses decreased 11.5% to $6,165,000 from $6,970,000 in FY 1996. Included in the decrease were a decrease in the cost of product & services of $1,771,000 and a decrease in research & development expenses of $85,000. The decrease in the cost of products & services is due to decreased production caused by lower sales in FY 1997. Fewer product development projects in FY 1997 caused the decrease in research & development expenses. These decreases were offset by increases in general & administrative expenses and selling & marketing expenses of $891,000 and $160,000, respectively. The increase in general & administrative expenses is primarily due to $509,000 in management reorganization and related payroll costs. The management reorganization was completed in FY 1997. Additionally, amortization of deferred charges and bad debt expense increased $168,000 and $91,000, respectively. The remaining increase in general & administrative expenses is attributable to individually immaterial increases in various expenses. Selling & marketing expenses increased due to a larger sales force in the current year, and increased expenses related to product presentations at trade shows and to industry councils.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996 (CONTINUED)

      Other revenues decreased 62.9% in FY 1997 to $124,000, from $334,000 in Fiscal 1996. The decrease is primarily attributable to $95,000 of securities and contract litigation fees being reversed in FY 1997, versus $366,000 in FY 1996 (see note 13 to the financial statements). Additionally, investment income decreased $74,000 from the prior year. These decreases were offset by individually immaterial increases in other revenues.

            The Company's operating results may fluctuate in the future as a result of a number of factors, including changes in pricing policies by the Company's suppliers, the market acceptance of new and enhanced versions of the Company's products, and general economic conditions. Fluctuations in operating results may cause volitility in the price of the Company's Common Stock.


FISCAL 1996 COMPARED TO FISCAL 1995

      The net loss was $1,324,000 for FY 1996 compared to $2,681,000 for FY 1995. FY 1996 included $366,000 positive adjustment as a result of a securities litigation settlement. FY 1995 included a $1 million accrual for final settlement costs and legal expenses. Total revenues for FY 1996 were $5,312,000 compared to FY 1995 $3,359,000 revenues:


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


The FY 1996 and FY 1995 history of Tint-A-Color orders and shipments is as follows:

Model       Order Dates        Ship Dates          Sales Volume
-----       -----------        ----------          ------------
TAC         March 1994        June-October 1994    $1,659,000
TAC-CB      February 1995     May-October 1995     $  990,000
TAC         April 1995        July-October 1995    $1,856,000
TAC         December 1995     April-July 1995      $1,758,000


      FY 1996 gross profit on tint equipment sales was 29.2% as compared to 30.9% for FY 1995. The FY 1996 gross profit on beverage equipment sales was 39.8% compared to 21.3% for FY 1995. The FY 1995 margin was affected by a $150,000 write-off of obsolete inventory; lowering the profit margin from 35.6% to 21.3%. The Company reviews the slow moving inventory items each quarter to determine if an adjustment to the obsolescence reserve is required.


      General and  administrative  expenses increased 5% primarily due to adding
(1) public relations  personnel,  (2) chairman's salary and office support,  and
(3) supplemental legal counsel for public company matters.

      Selling and marketing expenses increased 33% due to the international marketing effort for both paint and beverage products.

      Research and development expenses increased 18% as a result of increased new product development activity. Numerous dispensing applications were under development during FY 1996 and these development projects continued into FY 1997. These projects produced such new products as the institutional juice dispenser, chemical coatings dispenser, and the cement additives dispenser, to name a few.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995 (CONTINUED)

      The distribution of the Class Action settlement fund (see Note 13 to the Consolidated Financial Statements) and the final valuation of the Company's contributed common stock to the fund allowed the Company to lower the accrual for settlement costs and legal expenses by $366,000. The Company had originally accrued $1,000,000 in FY 1995 to record estimated remaining settlement costs and legal fees. The remaining accrual at April 27, 1996, was $95,000.

      The Company renegotiated its chemical coatings agreement in FY 1996 and obtained a release from exclusivity with the Sherwin-Williams Company (S-W). In consideration for release from S-W exclusivity, the Company agreed to rebate to S-W the $175,000 research and development costs incurred by S-W. The Company has capitalized this cost as an intangible asset and is amortizing the asset on a straight line basis over a period of three years. The amortization expense during FY 1996 was $29,000. The unamortized portion was $87,000 at April 26, 1997.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance decreased to $445,000 as of April 26, 1997 from $488,000 as of April 27, 1996.

      Operations during FY 1997 required cash of $2,684,000 which resulted from a net loss of $2,968,000 and a decrease in net operating liabilities of $431,000, offset by depreciation and amortization of $313,000 and a decrease in net operating assets of $402,000.

      Consistent with prior years, the Company's primary source of liquidity has been private placements of equity instruments. In Fiscal 1997, the Company issued 261 shares of Series A Preferred Stock in exchange for notes of $12,500 cash per share, generating $3,315,000 cash (see footnote 8). Near term cash requirements will be obtained using this same Preferred Stock vehicle.

      In addition to private placements of equity, management uses an accounts receivable-based credit line to meet short-term cash requirements. The credit line bears an interest rate of prime plus four points. As of April 26, 1997, the credit limit was set at $450,000 with an outstanding balance of $1,873.

      If the above sources of cash do not become available or are not sufficient, the Company may be forced to curtail marketing and research & development activities which would adversely affect future operating results.


      1997 AUDIT

      Grant Thornton LLP has audited the consolidated balance sheet of the Company as of April 26, 1997, and the related consolidated statement of operations, cash flows and stockholders' equity for the year ended April 26, 1997. In its report of July 11, 1997, to the Board of Directors and to the Company it is stated that the financial statements have been prepared assuming that the Company will continue as a going concern. However, their report states that the "history of operating losses and limited capital resources raise substantial doubt" about the Company's ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements). Management recognizes the need to increase sales and raise additional capital and has plans and programs intended to accomplish these goals.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                           PAGE NO.
-------------------------------------------------------------------------------------------
REPORTS OF INDEPENDENT AUDITORS                                                      12-13

FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of April 26, 1997 and April 27, 1996               14

      Consolidated Statement of Operations for the Years ended April 26, 1997,
         and April 27, 1996, and April 29, 1995                                         15

      Consolidated Statement of Cash Flows for the Years ended April 26, 1997,
         and April 27, 1996, and April 29, 1995                                         16

      Consolidated Statement of Stockholders' Equity for the Years ended
         April 26, 1997, and April 27, 1996, and April 29, 1995                         17

      Notes to Consolidated Financial Statements                                     18-25

SUPPLEMENTARY DATA:

      Schedule II-Valuation and Qualifying Accounts                                     26

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                         Report of Independent Auditors


The Board of Directors and Stockholders
ABC Dispensing Technologies, Inc.

We have audited the accompanying consolidated balance sheet of ABC Dispensing Technologies, Inc. (name changed from American Business Computers Corporation) as of April 26, 1997, and the related consolidated statement of operations, cash flows and stockholders' equity for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABC Dispensing Technologies, Inc. at April 26, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 3, the Company's history of operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's' plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                                      GRANT THORNTON LLP


Cleveland, Ohio
July 11, 1997

                         Report of Independent Auditors


The Board of Directors and Stockholders
ABC Dispensing Technologies, Inc.

We have audited the accompanying consolidated balance sheet of ABC Dispensing Technologies, Inc. (name changed from American Business Computers Corporation) as of April 27, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the two fiscal years in the period ended April 27, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a) for the two fiscal years in the period ended April 27, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABC Dispensing Technologies, Inc. at April 27, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the two fiscal years in the period ended April 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the two fiscal years in the period ended April 27, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements as of April 27, 1996, and for the two fiscal years in the period then ended, have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company's history of operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's' plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                                       ERNST & YOUNG LLP


Akron, Ohio
August 8, 1996

                                       ABC DISPENSING TECHNOLOGIES, INC.
                                          CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                       April 26, 1997     April 27, 1996
--------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                       $    445,000       $    488,000
         Accounts receivable, less allowance for doubtful accounts
           of $191,000 in 1997 and $136,000 in 1996                           327,000            764,000
         Inventories (Note 4)                                               1,431,000          1,703,000
                                                                         ------------       ------------
                  Total current assets                                      2,203,000          2,955,000

Property, plant, and equipment (Note 5 and 11)                                704,000            703,000

Other assets:
         Intangible assets, less accumulated amortization of
           $552,000 in 1997 and $480,000 in 1996                              102,000            169,000
         Patents pending and deferred charges                                 341,000            193,000
                                                                         ------------       ------------
                                                                              443,000            362,000
                                                                         ------------       ------------

Total Assets                                                             $  3,350,000       $  4,020,000
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable                                                $    877,000       $    875,000
         Line of credit (Note 5)                                                2,000            292,000
              Note payable to related party (Note 5)                             --              500,000
         Current portion of long-term debt                                     36,000             25,000
         Accrued liabilities:
           Legal fees and settlement costs (Note 13)                             --              148,000
           Employee compensation and benefits                                 224,000            218,000
           Warranty reserve                                                    88,000            197,000
           Other                                                              177,000            353,000
         Deferred income                                                       28,000             33,000
                                                                         ------------       ------------
                  Total current liabilities                                 1,432,000          2,641,000

Long-term debt (Note 5)                                                       283,000            294,000

Stockholders' equity (Note 7):
         Preferred Stock, 9% cumulative; authorized 320 shares
           271 shares issued                                                3,388,000               --
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 17,114,279 shares issued (16,984,160 in 1996)              171,000            170,000
         Additional paid-in capital ($36,785 restricted for cost of
           treasury shares held)                                           19,014,000         18,942,000
         Retained earnings (deficiency)                                   (20,850,000)       (17,882,000)
                                                                         ------------       ------------
                                                                            1,723,000          1,230,000
         Less notes receivable - stockholders                                 (51,000)          (146,000)
         Less cost of treasury stock, 35,000 shares                           (37,000)              --
                                                                         ------------       ------------
            Total Stockholders' Equity                                      1,635,000          1,085,000
                                                                         ------------       ------------
Total Liabilities and Stockholders' Equity                               $  3,350,000       $  4,020,000
========================================================================================================






                                               See accompanying notes.

                                    ABC DISPENSING TECHNOLOGIES, INC.
                                  CONSOLIDATED STATEMENT OF OPERATIONS

                                         Years Ended April 26,          April 27,          April 29,
                                                         1997               1996               1995
---------------------------------------------------------------------------------------------------
Revenues:
         Products and services                   $  3,073,000       $  5,057,000       $  3,208,000
         Royalties                                       --              255,000            151,000
                                                 ------------       ------------       ------------
                                                    3,073,000          5,312,000          3,359,000

Cost and expenses:
         Products and services                      2,839,000          4,610,000          3,053,000
         General and administrative                 1,997,000          1,106,000          1,049,000
         Selling and marketing                        700,000            540,000            406,000
         Research and development                     629,000            714,000            606,000
                                                 ------------       ------------       ------------
                                                    6,165,000          6,970,000          5,114,000
                                                 ------------       ------------       ------------

Loss from operations                               (3,092,000)        (1,658,000)        (1,755,000)

Other income (expense)
         Securities and contract litigation
           fees and settlement (Note 13)               95,000            366,000         (1,000,000)
         Investment income                              4,000             78,000             77,000
         Interest expense                            (138,000)          (134,000)           (28,000)
         Other, net                                   163,000             24,000             25,000
                                                 ------------       ------------       ------------
                                                      124,000           (334,000)          (926,000)
                                                 ------------       ------------       ------------

Net loss                                         $ (2,968,000)      $ (1,324,000)      $ (2,681,000)
====================================================================================================

Weighted average number of shares
  outstanding                                      17,074,000         16,414,000         15,669,000
                                                   ----------         ----------         ----------

Net loss per share                               $      (0.17)      $      (0.08)      $      (0.17)
====================================================================================================





















                                       See accompanying notes.

                                  ABC DISPENSING TECHNOLOGIES, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Years Ended April 26,         April 27,        April 29,
                                                                   1997               1996            1995
--------------------------------------------------------------------------------------------------------------

Operating activities:
---------------------

Net loss                                                       $(2,968,000)      $(1,324,000)      $(2,681,000)

      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Deprecation and amortization                              313,000           110,000            99,000
         Loss on disposal of assets                                   --                --               6,000
         Value of common stock issued to settle
           litigation                                                 --                --             450,000

      Changes in operating assets and liabilities:
         Receivables                                               437,000          (398,000)          220,000
         Inventories                                               272,000          (484,000)          129,000
         Other assets                                             (307,000)         (283,000)          (13,000)
         Accounts payable                                            2,000           421,000           149,000
         Accrued liabilities                                      (428,000)         (869,000)          163,000
         Deferred income                                            (5,000)           13,000           (32,000)
                                                               -----------       -----------       -----------

      Total adjustments                                            284,000        (1,490,000)        1,171,000
                                                               -----------       -----------       -----------

Net cash used in operating activities                           (2,684,000)       (2,814,000)       (1,510,000)

Investing activities:
---------------------

      Purchases of property, plant, and equipment                  (69,000)          (16,000)         (671,000)
      Additions to patent                                           (4,000)             --             (11,000)
      Investment in Joint Venture                                  (14,000)             --                --
                                                               -----------       -----------       -----------

Net cash used in investing activities                              (87,000)          (16,000)         (682,000)


Financing activities:
---------------------

      Proceeds from private placements                           3,388,000           926,000           979,000
      Private placement costs                                      (73,000)             --                --
      Proceeds from issuance of common stock                       140,000              --                --
      Proceeds from issuance of notes payable                       29,000         1,267,000           490,000
      Repayment of notes payable and loan costs                   (820,000)         (684,000)          (12,000)
      Proceeds from collection of stockholders receivable           95,000              --                --
      Proceeds from stock issued for exercise of stock
        options and warrants                                         6,000           500,000            23,000
      Purchase of treasury shares                                  (37,000)             --                --
                                                               -----------       -----------       -----------

Net cash provided by financing activities                        2,728,000         2,009,000         1,480,000
                                                               -----------       -----------       -----------

Net decrease in cash and cash equivalents                          (43,000)         (821,000)         (712,000)
Cash and cash equivalents at beginning of year                     488,000         1,309,000         2,021,000
                                                               -----------       -----------       -----------

Cash and cash equivalents at end of year                       $   445,000       $   488,000       $ 1,309,000
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

                                                 ABC DISPENSING TECHNOLOGIES, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   Years ended April 26, 1997, April 27, 1996, and April 29, 1995

                                                        Common
                                        Number of        Stock               Additional     Retained       Notes
                                        Shares of      $.01 Pa  Preferred      Paid-in      Earnings     Receivable  Treasury
                                      Common Stock       Value    Stock        Capital    (Deficiency)  Stockholders   Stock
------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1994              14,981,039     $150,000              $15,921,000   $(13,877,000)

     Private placements                 1,000,000       10,000                1,126,000                   $(164,000)

     Exercise of stock options             15,077                                23,000

     Collection on notes receivable-
        stockholders                                                                                          7,000

     Net loss                                                                               (2,681,000)
                                     ------------------------------------------------------------------------------------------
Balance at April 29, 1995              15,996,116     $160,000              $17,070,000   $(16,558,000)   $(157,000)

     Private placements                   569,667        6,000                  909,000

     Stock issued to settle litigation    150,000        1,000                  466,000

     Exercise of warrants                 214,000        2,000                  426,000

     Exercise of stock options             54,377        1,000                   71,000

     Collection on notes receivable-
          stockholders                                                                                       11,000

     Net loss                                                                               (1,324,000)
                                     ------------------------------------------------------------------------------------------
Balance at April 27, 1996              16,984,160     $170,000              $18,942,000   $(17,882,000)   $(146,000)

     Preferred Stock private
        placement (Note 6)                                      $3,388,000

     Private placement costs                                                    (73,000)

     Issuance of Stock to Mezzanine
        Financial Fund, L.P. (Note 5)     125,000        1,000                  139,000

     Exercise of Stock Options              5,000                                 6,000

     Collection on notes receivable-
          stockholders                                                                                       95,000

     Net loss                                                                               (2,968,000)

     Treasury Stock (Note 6)                                                                                          $(37,000)
                                     ------------------------------------------------------------------------------------------
Balance at April 26, 1997               17,114,000     $171,000  $3,388,000  $19,014,000    $(20,850,000)   $(51,000) $(37,000)
===============================================================================================================================


























                                                      See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION

ABC Dispensing Technologies, Inc. (name changed from American Business Computers Corporation) designs proprietary dispensing systems to dispense and blend liquids, powders and other ingredients to a uniform and high degree of accuracy. The Company provides training, installation and product service and also custom designs and manufactures its own proprietary dispensing equipment to meet the needs of its customers which are located primarily in the United States. To date, the Company has focused its development and marketing efforts on the Beverage and Paint Industries.

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

REVENUE RECOGNITION - Revenue on equipment sales is recognized when the product is shipped and title transfers. Revenue for development services and for service and support is recognized when the service is performed unless there is a service contract. Revenue from service contracts is recognized ratably over the contract term, generally one year. Royalty income is recognized in accordance with the terms of the royalty agreement, which generally provides that royalties are based on units shipped.

MAJOR CUSTOMER - Revenues from The Sherwin-Williams Company were 54, 72, and 59 percent of the Company's total revenues, for 1997, 1996, and 1995, respectively. The Company currently has no orders from The Sherwin-Williams Company, and in the future expects revenues from sales to The Sherwin-Williams Company to decrease significantly.

PROVISION FOR WARRANTY CLAIMS - Estimated warranty costs are provided at the time of sale of the warranted products.

STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " and, accordingly, recognizes no compensation expense for the stock option grants. Additional disclosures relating to stock option activity which are required by Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" are included in note 7.

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

      In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. This statement is effective for financial statements issues for periods ending after December 15, 1997. The Company does not believe that the adoption of SFAS No. 128 will have a significant impact on reported EPS.

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

3.    GOING CONCERN UNCERTAINTY

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of April 26, 1997 has an accumulated retained earnings deficiency of $20,850,000. The Company's cash flow from operating activities was a negative $2,684,000 in 1997 and a negative $2,814,000 in 1996, and cash and cash equivalents declined from $2,021,000 at the beginning of fiscal 1995 to $445,000 at April 26, 1997. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

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

5.    FINANCING ARRANGEMENTS

NOTES PAYABLE

In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman. The note payable has an adjustable interest rate (9.25% at April 26, 1997, and April 27, 1996) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At April 26, 1997, the facility and improvements thereto have a net book value of $555,000.

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


LINE OF CREDIT
On December 18, 1995, the Company established a $750,000 line of credit secured by accounts receivable and other assets of the Company. In February, 1996, the line of credit was reduced from $750,000 to $450,000. At April 26, 1997, $2,000 was outstanding and $108,000 of the line of credit was available. The line of credit bears an interest rate of prime plus four points (12.50% at April 26, 1997), which equals the weighted-average interest rate for the period).

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

7.    COMMON STOCK

Stock Option Plans
------------------

The Company has non-qualified stock option plans under which directors, officers and key employees may be granted incentive stock options for the purchase of the Company's common stock An aggregate of 500,000 shares of the Company's common stock were reserved for issuance under the Company's 1990 Stock Option Plan and 750,000 shares were reserved for issuance under the Company's 1995 Stock Option Plan. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date. The Company also may grant incentive stock warrants can be redeemed to purchase the common stock of the Company.

A summary of the Company's stock option plans and employee stock warrants, and related information for the years ended April 26, 1997, April 27, 1996, and April 29, 1995, is as follows:

                                                    1997                      1996                    1995
                                      -------------------------   ------------------------   -----------------------
                                                      Weighted                 Weighted                  Weighted
                                                       Average                  Average                   Average
                                        Shares     Exercise price  Shares   Exercise price   Shares   Exercise price
                                      ---------    -------------- --------  --------------  -------   --------------
Outstanding - beginning of year         510,966    $       2.46    411,941    $       1.81  179,018     $       2.24

     Granted                          1,029,851    $       1.29    273,902    $       2.89  264,500     $       1.69
     Exercised                           (5,119)   $       1.10    (54,377)   $       1.32        -                -
     Canceled                           (17,375)   $       1.50   (120,500)   $       1.75  (31,577)    $       3.15
                                      ---------                   --------                 --------

Outstanding - end of year             1,518,323    $       1.68    510,966    $       2.46  411,941     $       1.81
                                      =========                    =======                  =======

Exercisable at end of year            1,039,652    $       1.92    468,814    $       2.48  409,941     $       1.81
                                      =========                    =======                  =======

Available for grant                     341,677                    894.034                   113,059
                                       ========                    =======                   =======

Weighted average fair value of options
     granted during the year            $  0.96                    $  1.95                   $ 1.14



                                       -21

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    COMMON STOCK (CONTINUED)

The following table summarizes information about stock options and employee stock warrants outstanding and exercisable by price range as of April 26, 1997:


                                         Outstanding                           Exercisable
                             ---------------------------------------    -----------------------
                                          Weighted
                                           Average
                                          Remaining       Weighted                   Weighted
                                         Contractual      Average                      Average
Range of exercise prices      Shares        Life       Exercise Price   Shares     Exercise Price
------------------------     --------    ----------    --------------  --------    --------------
   $1.00 - $1.63             1,155,421      4.06          $  1.27       676,750      $  1.34

   $2.00 - $2.50                41,652      3.82          $  2.17        41,652      $   2.17

   $2.50 - $3.44               321,250      2.93          $  3.09       321,250      $   3.09
                            ----------                               ----------

                             1,518,323                                1,039,652
                             =========                                =========


Accounting for Stock Based Compensation
---------------------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock based compensation. The exercise price of each stock options and employee stock warrant equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plans.

During 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 defines a fair valued based method of accounting for an employee stock option and similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in APB 25. Entities that elect to continue using APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years ending April 26, 1997, and April 26, 1996, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                     1997            1996
                                   ------            ------

Risk-free interest rate             6.54%             6.18%

Dividend yield                        0 %               0 %

Volatility                            79%               92%

Average life                       5 years           5 Years

                               ABC DISPENSING TECHNOLOGIES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    COMMON STOCK (CONTINUED)

Using the Black-Scholes methodology, the total value of options granted during fiscal 1997 and 1996 was $781,000 and $495,000, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                              April 26, 1997   April 27, 1996
                                              --------------   --------------

    Net Loss                      As reported  $ (2,968,000)   $ (1,324,000)

                                  Pro forma    $ (3,749,000)   $ (1,819,000)

    Primary earnings per share    As reported  $ (0.17)        $ (0.08)

                                  Pro forma    $ (0.22)        $ (0.11)


WARRANTS

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

On January 17, 1996, the Company issued 58,910 warrants at $2.04 per share to Mezzanine Financial Fund L.P. pursuant to the debt financing received by Mezzanine (see footnote 5)

On July 15, 1996, the Company granted 300,000 warrants at $1.375 per share to Charles M. Stimac, Jr. pursuant to the terms of his employment agreement as President of the Company. The warrants are subject to a 10 year vesting schedule.

On September 7, 1996, the Company granted warrants to William Lerner, Secretary (10,000) and William T. Shanklin, consultant to the Company (25,000) at $1.25 per share.

On October 27, 1996, the Company granted 15,000 warrants at $1.25 per share to Charles M. Stimac, Jr., President.

On January 2, 1997, the Company granted warrants to Herbert L. Luxenburg, Director (20,000), and C. Rand Michaels, Director (20,000), at $1.25 per share.

On February 5, 1997, the Company issued 50,000 at $1.25 per share warrants to Herbert M. Pearlman, former Director.

                               ABC DISPENSING TECHNOLOGIES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Preferred Shares pay dividends semi-annually each February 1, and August 1, commencing on February 1, 1997. The Company may elect to pay dividends in the form of Common Stock of the Company issued at 90% of the then current market price of the Common Stock. A cash adjustment shall be paid for any fractional shares that are due under the dividend calculation. For the purposes of this calculation the "current market price" shall mean the average of the daily closing prices for each of the thirty consecutive business days prior to such dividend date.

On May 30, 1997, the Board of Directors declared a Preferred Stock dividend of 514 shares of Common Stock and $0.39 cash payable on July 1, 1997, to shareholders of record as of the close of business on June 13, 1997. As of July 11, 1997, the Company is in arrears with respect to the dividend declared on May, 30, 1997.


9.    RELATED PARTY TRANSACTIONS

From February, 1995, to August, 1996, the Company leased office space for Herbert M. Pearlman from Helm Resources, Inc. for approximately $21,000 per year. Mr. Pearlman is Chairman, Chief Executive Officer and a principal stockholder in Helm Resources, Inc. (see note 5). Mr. Pearlman resigned as Chairman of the Board of Directors of the Company on February 5, 1997.


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
                                          ===============          =============

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                         ABC DISPENSING TECHNOLOGIES, INC. (CONSOLIDATED)

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A                                   Column B      Column C            Column D          Column E
-------------------------------------------------------------------------------------------------------

                                                         Additions
                                         Balance at     Charged to                              Balance
                                          Beginning      Costs and                               at End
Description                               of Period       Expenses          Deductions        of Period
-------------------------------------------------------------------------------------------------------

Year ended April 26, 1997
-------------------------


Allowance for doubtful accounts           $136,000      $  141,000      $     (86,000)(a)      $191,000
                                          ========      ==========      ==============         ========

Allowance for inventory obsolescence      $985,000            --        $      147,000(b)      $838,000
                                          ========      ==========      ==============         ========


Year ended April 27, 1996
-------------------------

Allowance for doubtful accounts           $ 78,000      $   40,000      $      (86,000)(a)      $136,000
                                          ========      ==========      ==============         ========

Allowance for inventory obsolescence      $943,000      $   80,000      $       38,000 (b)      $985,000
                                          ========      ==========      ==============         ========


Year ended April 29, 1995
-------------------------

Allowance for doubtful accounts           $128,000      $    1,000      $       51,000(a)      $ 78,000
                                          ========      ==========      ==============         ========


Allowance for inventory obsolescence      $816,000      $  150,000      $       23,000(b)      $943,000
                                          ========      ==========      ==============         ========


(a)  Uncollectable accounts written off, net of recoveries.

(b) Inventory written off and/or disposed.

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

      None.

                                    PART III


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      Information regarding the Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive Proxy
Statement of the Annual Meeting of Stockholders to be held September 1997. Certain information concerning the Executive Officers is also included below:

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

23.   Consent of Grant Thornton LLP.

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


(c)   Current reports on Form 8-K during the quarter ended April 26, 1997.

      Form 8-K was filed on March 26, 1997, to disclose a change in auditors from Ernst & Young LLP to Grant Thronton LLP.

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

   Name                              Title                       Date
   ----                              -----                       ----


   /S/ Charles M. Stimac, Jr.        President & Director        August 15, 1997
   -------------------------------
   Charles M. Stimac, Jr.


   /S/ Herbert L. Luxenburg          Director                    August 15, 1997
   -------------------------------
   Herbert L. Luxenburg


   /S/ C. Rand Michaels              Director                    August 15, 1997
  -------------------------------
   C. Rand Michaels