Form 10-Q
period 1997-07-26
ABC DISPENSING TECHNOLOGIES INC
filed 1997-09-15
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JULY 26, 1997
                                            OR

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

      Common Stock outstanding at September 1, 1997 was 17,079,279 shares.

                                                  Index


                            ABC Dispensing Technologies, Inc. and Subsidiaries


Part I   Financial Information                                                                          Page No.
___________________________________________________________________________________________________________________

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -July 26, 1997 and April 26, 1997                                     3

         Consolidated statements of operations - Three months ended July 26, 1997 and
         July 27, 1996                                                                                     4

         Consolidated statements of cash flows - Three months ended July 26, 1997 and July 27, 1996        5

         Consolidated statement of stockholders' equity - Three months ended July 26, 1997                 6

         Notes to consolidated financial statements                                                     7-13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         14-15


Part II  Other Information
___________________________________________________________________________________________________________________

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits and Reports                                                                        16



Signature                                                                                                 17


                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

         ASSETS                                                          July 26, 1997    April 26, 1997
-----------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                        $    103,000    $    445,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $70,000 as of July 26 and $191,000 as of April 26              839,000         327,000
         Inventories (Note 4)                                                1,261,000       1,431,000
                                                                          ------------    ------------
                  Total current assets                                       2,203,000       2,203,000

Property, Plant, and Equipment (Note 11)                                       687,000         704,000

Other assets:
         Intangible assets, less accumulated amortization of $568,000
            as of July 26 and $552,000 as of April 26                           85,000         102,000
         Patents pending and deferred charges                                  250,000         341,000
                                                                          ------------    ------------
                                                                               335,000         443,000
                                                                          ------------    ------------
Total Assets                                                              $  3,225,000    $  3,350,000
                                                                          ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------

Current liabilities:

         Accounts payable                                                 $    570,000    $    877,000
         Line of credit                                                        467,000           2,000
              Current portion of long-term debt (Note 5)                        38,000          36,000
         Accrued liabilities:
           Employee compensation and benefits (Notes 7 & 12)                   194,000         224,000
           Warranty reserve                                                     80,000          88,000
            Other                                                              163,000         177,000
           Deferred income                                                       2,000          28,000
                                                                          ------------    ------------
                  Total current liabilities                                  1,514,000         432,000

Long-term debt (Note 5)                                                        270,000         283,000

Stockholders' equity (Note 7):
         Preferred Stock, 9% cumulative; authorized 320 shares
           271 shares issued                                                 3,538,000       3,388,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 17,114,279 shares issued                                    171,000         171,000
         Additional paid-in capital ($36,785 restricted for the cost of
           treasury shares held)                                            19,014,000      19,014,000
         Retained earnings (deficiency)                                    (21,195,000)    (20,850,000)
                                                                          ------------    ------------
                                                                             1,528,000       1,723,000
         Less notes receivable - stockholders                                  (50,000)        (51,000)
         Less cost of treasury stock, 35,000 shares                            (37,000)        (37,000)
                                                                          ------------    ------------
            Total Stockholders' Equity                                       1,441,000       1,635,000
                                                                          ------------    ------------
Total Liabilities and Stockholders' Equity                                $  3,225,000    $  3,350,000
                                                                          ------------    ------------





                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                              Three Months Ended  Three Months Ended
                                                 July 26, 1997      July 27, 1996
----------------------------------------------------------------------------------------
Revenues:
         Products and services                     $  1,336,000    $  1,178,000
         Royalties                                          -0-             -0-
                                                   ------------    ------------
                                                      1,336,000       1,178,000

Cost and expenses:
         Products and services                          927,000       1,036,000
         General and administrative                     398,000         554,000
         Selling and marketing                          113,000         156,000
         Research and development                       285,000         178,000
                                                   ------------    ------------

                                                      1,723,000       1,924,000
                                                   ------------    ------------

Loss from operations                                   (387,000)       (746,000)


Other income (expense)
         Interest expense                               (22,000)        (33,000)
         Interest income                                  4,000           4,000
         Other income (expense), net                     60,000          (6,000)
                                                   ------------    ------------
                                                         42,000          23,000
                                                   ------------    ------------


Net loss                                           $   (345,000)   $   (769,000)
                                                   ============    ============

Weighted average number of shares outstanding        17,079,279      16,989,655
                                                   ============    ============

Net loss per share                                 $      (0.02)   $      (0.05)
                                                   ============    ============


















                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                   Three Months Ended  Three Months Ended
                                                      July 26, 1997       July 27, 1996
-------------------------------------------------------------------------------------------

Cash flows from operating activities:
-------------------------------------

Net loss                                                     $(345,000)   $(769,000)

      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                         121,000       32,000

      Changes in operating assets and liabilities:
         Receivables                                          (512,000)     (60,000)
         Inventories                                           170,000     (405,000)
         Patents pending and deferred charges                   10,000       29,000
         Accounts payable                                     (307,000)    (139,000)
         Accrued liabilities                                   (52,000)      68,000
         Selling rights                                           --        (36,000)
         Deferred income                                       (26,000)         -0-
                                                             ---------    ---------
      Total adjustments                                       (596,000)     299,000
                                                             ---------    ---------

Net cash used in operating activities                         (941,000)    (470,000)

Cash flows from investing activities:
-------------------------------------

      Additions to patents                                        --         (6,000)
      Additions to property, plant, and equipment               (1,000)         -0-
      Investment in Virtual Squeeze                             (5,000)        --
                                                             ---------    ---------

Net cash used in investing activities                           (6,000)      (6,000)

Cash flows from financing activities:
-------------------------------------

      Proceeds from private placement                          150,000      131,000
      Proceeds from line of credit                             465,000       60,000
      Proceeds from collection of stockholders receivables       1,000        3,000
      Payment of miscellaneous notes                              --         (5,000)
      Repayment of notes payable and loan costs                (11,000)    (105,000)
                                                             ---------    ---------

Net cash provided by financing activities                      605,000       84,000
                                                             ---------    ---------

Net decrease in cash and cash equivalents                     (342,000)    (392,000)
Cash and cash equivalents at beginning of year                 445,000      448,000
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $ 103,000    $  96,000
                                                             =========    =========


                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three months ended July 26, 1997
                                    Unaudited

                                                      Common
                                        Number of      Stock                Additional   Retained       Notes
                                        Shares of    $.01 Par    Preferred    Paid-in     Earnings    Receivable  Treasury
                                      Common Stock     Value       Stock      Capital   (Deficiency) Stockholders   Stock
----------------------------------------------------------------------------------------------------------------------------

Balance at April 26, 1997              17,114,279   $171,000    $3,388,000  $19,014,000  $(20,850,000)  $(51,000)  $(37,000)

     Preferred Stock private
        placement  (Note 8)                                    $   150,000

     Collection on notes receivable-
          stockholders                                                                                     1,000

     Net loss                                                                                (345,000)

                                       --------------------------------------------------------------------------------------
Balance at July 26, 1997               17,114,279   $171,000    $3,583,000  $19,014,000  $(21,195,000)  $(51,000)  $(37,000)
-----------------------------------------------------------------------------------------------------------------------------
























































                                                        See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION

ABC Dispensing Technologies, Inc. (the "Company") designs proprietary dispensing systems to dispense and blend liquids, powders and other ingredients to a uniform and high degree of accuracy. The Company provides training, installation and product service and also custom designs and manufactures its own proprietary dispensing equipment to meet the needs of its customers which are located primarily in the United States. To date, the Company has focused its development and marketing efforts on the Beverage and Paint Industries.

2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 26, 1997 are not necessarily indicative of the results that may be expected for the year ended April 25, 1998. For further information, refer to the Form 10-K for the year ended April 26, 1997.

YEAR END - The Company's fiscal year-end is the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Both fiscal 1998 and fiscal 1997 consist of fifty-two weeks ending on April 25, and April 26, respectively. References to the years 1998 and 1997 refer to fiscal years ended April 25, 1998, and April 26, 1997, respectively.

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

FINANCIAL INSTRUMENTS - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair market value at July 26, 1997.

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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MAJOR CUSTOMERS - Revenues from The Home Depot, Inc. was 72 percent of total revenues for the three months ended July 26, 1997. Revenues from The Sherwin-Williams Company were 70 percent of the Company's total revenues for the three months ended July 27, 1996. The Company currently has no orders from The Sherwin-Williams Company, and in the future expects revenues from sales to The Sherwin-Williams Company to decrease significantly.

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

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. This statement is effective for financial statements issues for periods ending after December 15, 1997. The Company does not believe that the adoption of SFAS No. 128 will have a significant impact on reported EPS.

LONG-LIVED  ASSETS  - In  1997,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The adoption of SFAS No. 121 had no effect on the financial statements.

3.    GOING CONCERN UNCERTAINTY

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of July 26, 1997, has an accumulated retained earnings deficiency of $21,195,000. The Company's cash flow from operating activities was a negative $941,000 for the three months ended July 26, 1997, and a negative $2,684,000 for the year ended April 26, 1997. Cash and cash equivalents declined from $1,309,000 at the beginning of fiscal 1996 to $103,000 at July, 26, 1997. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $5,370,000 over the past three years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock. The Preferred Stock is convertible into common stock at $1 per share. Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    INVENTORIES

At July 26, 1997 and April 26, 1997, inventories consisted of the following:

                                         July 26, 1977        April 26, 1997
                                         -------------        --------------

Raw Materials                              $   870,000          $   927,000
Work-in-process                                 77,000              118,000
Finished goods                                 314,000              386,000
                                           -----------          -----------
                                            $1,261,000          $ 1,431,000
                                           ===========          ===========

The above amounts are net of obsolescence reserves of $838,000 at July 26, 1997, and April 26, 1997, respectively.

5.    FINANCING ARRANGEMENTS

NOTES PAYABLE
In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman. The note payable has an adjustable interest rate (9.25% at July 26, 1997, and April 26, 1997) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At July 26, 1997, the facility and improvements thereto have a net book value of $555,000.

At July 26, 1997 and April 26, 1997, notes payable consisted of the following:

                                             July 26, 1997      April 26, 1997
                                             --------------     --------------
Note payable to bank                             $265,000           $268,000
Other                                              43,000             51,000
                                             --------------       ------------
                                                  308,000            319,000
Less amounts due within one year                ( 38,000)          ( 36,000)
                                             --------------       ------------
Total long-term debt                             $270,000           $283,000
                                             ==============       ============

Maturaties of notes payable for the five years subsequent to April 26, 1997, are as follows: 1998--$35,000; 1999--$32,000; 2000--$20,000; 2001--$16,000 and
2002--$17,000.

Interest paid by the Company approximates interest expense for the quarters ended July 26, 1997 and July 27, 1996.

MEZZANINE NOTE
On January 17, 1996, the Company obtained a $500,000 working capital asset-secured loan from the Mezzanine Financial Fund, L.P. ("Mezzanine"). Interest is due monthly at the rate of 18% per annum. In consideration for providing the loan, Mezzanine received a five (5) year warrant to acquire shares of common stock at a price equal to the lower of seventy percent (70%) of the 30-day average trading price prior to closing of the loan, or $2.50 (the "Price"). The warrant exercise price was therefore determined to be $2.04 per share. The number of shares subject to the warrant will be determined by dividing the Price into an amount equal to 10% of the average annual loan balance multiplied by the number of years the loan is outstanding (the "Warrant Fee"). The resulting maximum number of warrants that could be issued are 58,910. At Mezzanine's election, all or any part of the Warrant Fee may be put to the Company upon repayment of the loan for payment in cash in the amount equal to 70% of such Warrant Fee, paid in equal monthly payments over the same number of months that the loan was outstanding. Additionally, Mezzanine received a closing fee equal to 2% of the amount of the loan and reimbursement for expenses associated with the making of the loan. On July 24, 1996, the Company distributed 125,000 shares of common stock to Mezzanine. Mezzanine subsequently sold 90,000 of the shares to satisfy interest charges from April through September, 1996, prepayment penalties and other fees. On September 24, 1994, the Company repaid the $500,000 principal balance of the loan in full. On December 31, 1996, the loan agreement was terminated and Mezzanine returned 35,000 shares of Common Stock to the Company. The Company is holding the 35,000 shares in treasury.
                                    -9-

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

LINE OF CREDIT
On December 18, 1995, the Company established a $750,000 line of credit secured by accounts receivable and other assets of the Company. In February, 1996, the line of credit was reduced from $750,000 to $450,000. As of June 30, 1997 the line of credit was increased to $500,000. At July 26, 1997, $467,000 was outstanding. The line of credit bears an interest rate of prime plus four points (12.50% at July 26, 1997), which equals the weighted-average interest rate for the period.

6.    INCOME TAXES

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Company assets and liabilities.

The components of the Company's deferred income taxes at April 26, 1997 and April 27, 1996 are as follows:
                                                  1997               1996
                                             ---------------     -------------

Net operating loss carryforwards             $    6,650,000     $   5,450,000
Inventories                                         413,000           495,000
Other                                               170,000           255,000
                                             ---------------     -------------
   Total deferred tax asset                       7,233,000         6,200,000
Valuation allowance for deferred taxes           (7,233,000)       (6,200,000)
                                             ---------------     -------------
   Net deferred taxes                         $         -0-      $        -0-
                                             ===============     =============

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

7.    COMMON STOCK

Stock Option Plans
------------------

The Company has non-qualified stock option plans under which directors, officers and key employees may be granted incentive stock options for the purchase of the Company's common stock An aggregate of 500,000 shares of the Company's common stock were reserved for issuance under the Company's 1990 Stock Option Plan and 750,000 shares were reserved for issuance under the Company's 1995 Stock Option Plan. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date. The Company also may grant incentive stock warrants to directors, officers and key employees. The stock warrants can be redeemed to purchase the common stock of the Company.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       COMMON STOCK (CONTINUED)

A summary  of the  Company's  stock  option  plans  and  employee  stock  warrants,  and  related information for the three months ended July 26, 1997, and July 27, 1996, is as follows:

                                            July 26, 1997                 July 27, 1996
                                       ----------------------------------------------------------

                                                      Weighted                       Weighted
                                                       Average                        Average
                                          Shares   Exercise price       Shares     Exercise Price
                                       ----------  --------------       -------    --------------
Outstanding at beginning of period      1,518,323      $ 2.46           510,966      $  2.46

     Granted                              365,000      $ 1.13           300,000      $  1.38
                                       ----------                       -------

Outstanding at end of period            1,883,323      $ 2.20           810,966      $  2.06
                                       ==========                       =======

Exercisable at end of period            1,089,652      $ 1.89           560,966      $  2.38
                                       ==========                       =======

Available for grant                       341,677                       894,034
                                       ==========                       =======

Weighted average fair value of options
     granted during the period            $ 1.13                         $ 1.38


The  following  table  summarizes  information  about stock options and employee  stock  warrants outstanding and exercisable by price range as of July 26, 1997:


                                            Outstanding                     Exercisable
                              ----------------------------------------  -------------------------
                                            Weighted
                                             Average
                                            Remaining     Weighted                   Weighted
                                           Contractual     Average                    Average
Range of exercise prices        Shares        Life      Exercise Price   Shares    Exercise Price
-----------------------      ---------   ----------    --------------  --------   --------------
   $1.00 - $1.63              1,520,421       4.07       $   1.26        726,750   $     1.33

   $2.00 - $2.50                 41,652       3.57       $   2.17         41,652   $     2.17

   $2.50 - $3.44                321,250       2.67       $   3.09        321,250   $     3.09
                              ---------                                 --------

                              1,883,323                                1,089,652
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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    COMMON STOCK (CONTINUED)

The Company has computed, for pro forma disclosure purposes, the value of all options granted during the three months ended July 26, 1997, and July 27, 1996, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

Risk-free interest rate             6.54%

Dividend yield                        0 %

Volatility                            79%

Average life                      5 years

Using the Black-Scholes methodology, the total value of options granted during the three months ended July 26, 1997, and July 27, 1996, was $284,000 and $51,000, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                                   July 26, 1997  July 27, 1996
                                                   -------------  -------------

     Net Loss                      As reported      $  (345,000)    $  (769,000)

                                   Pro forma        $  (457,000)    $  (779,000)

     Primary earnings per share    As reported         $ (0.02)        $ (0.05)

                                   Pro forma           $ (0.03)        $ (0.05)

Warrants
--------

On May 15, 1997, the Company issued 365,000 warrants at $1.125 per share to 38 employees of the Company.

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

As of July 26, 1997, through private placements, the Company issued 283 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $3,538,000 to the Company.

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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    PREFERRED STOCK (CONTINUED)

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

On May 30, 1997, the Board of Directors declared a Preferred Stock dividend of 514 shares of Common Stock and $0.39 cash payable on July 1, 1997, to shareholders of record as of the close of business on June 13, 1997. As of September 1, 1997, the Company is in arrears with respect to the dividend declared on May, 30, 1997.


9.    RELATED PARTY TRANSACTIONS

From February, 1995, to August, 1996, the Company leased office space for Herbert M. Pearlman from Helm Resources, Inc. for approximately $21,000 per year. Mr. Pearlman is Chairman, Chief Executive Officer and a principal stockholder in Helm Resources, Inc. (see footnote 5). Mr. Pearlman resigned as Chairman of the Board of Directors of the Company on February 5, 1997.


10.   OPERATING LEASES

For the three months ended July 26, 1997, and July 27, 1996, aggregate rental expense was $3,000 and $9,000, respectively.


11.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at July 26, 1997 and April 26, 1997:


                                                  July 26, 1997   April 26, 1997
                                                ----------------  --------------

Land                                              $    57,000       $    57,000
Building and building improvements                    572,000           572,000
Machinery and equipment                               933,000           934,000
                                                  -----------       -----------
                                                    1,562,000         1,563,000
Less accumulated depreciation                        (875,000)         (859,000)
                                                  -----------       -----------
                                                  $   687,000       $   704,000
                                                  ===========       ===========

12.   RETIREMENT BENEFITS

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution for the three months ended July 26, 1997, and July 27, 1996, was $3,000. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.


13.   LITIGATION SETTLEMENT/CONTINGENCIES

The Company from time to time is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined would not have a material adverse effect on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JOINT VENTURE AGREEMENT

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


RESULTS OF OPERATIONS

Quarter ended July 26, 1997 compared to quarter ended July 27, 1996

The net loss for the quarter ended July 26, 1997 was $345,000, down 55% from the $769,000 loss for the same period of the prior year.

REVENUES
Total revenues for the current quarter increased $158,000, or 13.4%, to $1,336,000 from $1,178,000 for the first quarter of the prior year. The increase in revenues was attributable to revenues from sales of industrial dispensers increasing $193,000, or 25%, to $961,000 in the first quarter from $768,000 in the first quarter of Fiscal 1997. This increase was partially offset by sales of beverage equipment decreasing $12,000, or 5%, to $220,000 in the current quarter from $232,000 in the first quarter of the prior year. Additionally, Service Sales decreased $23,000, or 13%, to $155,000, down from $178,000 in the prior year.

EXPENSES
Product and Service costs decreased $109,000, or 10.5%, to $927,000 in the first quarter, down from $1,036,000 in the first quarter of the prior year. Increased gross margin on paint colorant dispensers responsible for $107,000 of the decrease.

General and Administrative expenses decreased $156,000, or 28%, to $398,000 in the first quarter, down from $554,000 in the same period of the prior year. The first quarter of the prior year included $145,000 in severance expenses that caused general and administrative expenses to be higher than usual for that period. The remaining decrease of $11,000 is attributable to individually immaterial decreases and offsetting individually immaterial increases in various expense accounts.

Selling and Marketing expenses decreased $43,000, or 27.5%, to $113,000, from $156,000 in the same period of the prior year. The decrease is attributable to lower sales and marketing salaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and Development expenses increased $107,000, or 60%, to $285,000, from $178,000 in the first quarter of the prior year. The increase is attributable to work performed to develop the Royal Match Paint Colorant Dispenser.

Interest expense decreased $11,000, or 33%, to $22,000, down from $33,000 in the first quarter of the prior year. Decreased debt levels are attributable to the decrease in interest expense.

OTHER INCOME
Other income increased $54,000, or 933%, to 60,000, from $6,000 in the first quarter of the prior year. The increase is attributable to the reversal of a liability and related expense that were recorded but never incurred in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $103,000 as of July 26, 1997 from $1,309,000 as of April 29, 1995.

Operations during the three months ended July 27, 1997 required cash of $941,000 which resulted from a net loss of $345,000, an increase in net operating assets of $332,000, a decrease in net operating liabilities of $385,000, offset by depreciation and amortization of $121,000.

Consistent with prior years, the Company's primary source of liquidity has been private placements of equity instruments. From August 1, 1996, through July 26, 1997, the Company issued 283 shares of Series A Preferred Stock in exchange for notes of $12,500 cash per share, generating $3,538,000 cash (see footnote 8). Near term cash requirements will be obtained using this same Preferred Stock vehicle.

In addition to private placements of equity, management uses an accounts receivable-based credit line to meet short-term cash requirements (see note 5 to the financial statements). The credit line bears an interest rate of prime plus four points. As of July 26, 1997, the credit limit was set at $500,000 with an outstanding balance of $467,000.

If the above sources of cash do not become available or are not sufficient, the Company may be forced to curtail marketing and research & development activities which would adversely affect future operating results. Additionally, if management is successful in raising additional funds, there is no guarantee that the company will achieve profitable operations, or positive cash flow.

The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the company's ability to continue as a going concern (see note 3 to the financial statements). Management recognizes these weaknesses and is taking aggressive steps to increase revenues through increased sales and marketing efforts.

PART IV - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      11. Statement regarding computation of per share earnings (see Financial Statements at Item 1 of this Quarterly Report on Form 10-Q).

      27.   Financial Data Schedule (for S.E.C. electronic filing only)


(b)   Current reports on Form 8-K during the quarter ended July 26, 1997.

      During the first quarter of Fiscal 1998, the Company filed no reports on Form 8-K.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           ABC Dispensing Technologies, Inc.
                                     -------------------------------------------


Date:    September 15, 1997
                                            /s/ Charles M. Stimac, Jr.
                                     -------------------------------------------
                                                Charles M. Stimac, Jr.
                                                    President/CEO