Form 10-Q
period 1997-10-25
ABC DISPENSING TECHNOLOGIES INC
filed 1997-12-08
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED OCTOBER 25, 1997

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

          Common Stock outstanding at November 21, 1997 was 17,320,347.

                                               Index

                        ABC Dispensing Technologies, Inc. and Subsidiaries

Part I   Financial Information                                                                           Page No.
_________________________________________________________________________________________________________________
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - October 25, 1997 and April 26, 1997                                      3

         Consolidated statements of operations - Six months ended October 25, 1997 and
         October 26, 1996                                                                                       4

         Consolidated statements of cash flows - Six months ended October 25, 1997 and October 26, 1996         5

         Consolidated statement of stockholders' equity - Six months ended October 25, 1997                     6

         Notes to consolidated financial statements - October 25, 1997                                       7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              13-15


Part II  Other Information
_________________________________________________________________________________________________________________

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  Submission of Matters to a Vote of Security Holders                                                   16

Item 5.  (Not Applicable)

Item 6.  Exhibits and Reports                                                                                  17

Signature                                                                                                      18


                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                October 25, 1997  April 26, 1997
------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                        $    288,000    $    445,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $75,000 as of October 25 and $191,000 as of April 26           747,000         327,000
         Inventories (Note 4)                                                1,474,000       1,431,000
                                                                          ------------    ------------
                  Total current assets                                       2,509,000       2,203,000

Property, Plant, and Equipment                                                 681,000         704,000

Other assets:
         Intangible assets, less accumulated amortization of $592,000
            as of October 25 and $552,000 as of April 26                        64,000         102,000
         Patents pending and deferred charges                                  164,000         341,000
                                                                          ------------    ------------
                 Total other assets                                            228,000         443,000

Total Assets                                                              $  3,418,000    $  3,350,000
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------

Current liabilities:

         Accounts payable                                                 $    864,000    $    877,000
         Line of credit                                                        390,000           2,000
         Current portion of long-term debt (Note 5)                             34,000          36,000
         Accrued liabilities                                                   376,000         517,000
                                                                          ------------    ------------
                  Total current liabilities                                  1,664,000       1,432,000

Long-term debt (Note 5)                                                        580,000         283,000

Stockholders' equity (Note 6):
             Preferred Stock, 9% cumulative; authorized 320 shares
               297 shares issued at October 25 (271 at April 26)             3,713,000       3,388,000
             Common Stock, $.01 par value; authorized 50,000,000
               shares; 17,320,347 shares issued at October 25
               (17,114,279 at April 26)                                        174,000         171,000
             Additional paid-in capital ($36,785 restricted for cost of
               treasury shares held)                                        19,230,000      19,014,000
             Retained earnings (deficiency)                                (21,858,000)    (20,850,000)
                                                                          ------------    ------------
                                                                             1,259,000       1,723,000
             Less notes receivable - stockholders                              (48,000)        (51,000)
             Less cost of treasury stock, 35,000 shares                        (37,000)        (37,000)
                                                                          ------------    ------------
               Total Stockholders' Equity                                    1,174,000       1,635,000
                                                                          ------------    ------------
Total Liabilities and Stockholders' Equity                                $  3,418,000    $  3,350,000
                                                                          ============    ============










                             See accompanying notes.

                             ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
         Six months and three months ended October 25, 1997 and October 26, 1996
                                        Unaudited

                                             Six Months Ended               Three Months Ended
                                       Oct. 25, 1997   Oct. 26, 1996    Oct. 25, 1997  Oct. 26, 1996
----------------------------------------------------------------------------------------------------
Revenues:
         Products and services          $  2,516,000    $  2,138,000   $  1,180,000    $    960,000


Cost and expenses:
         Products and services             1,760,000       1,763,000        834,000         727,000
         General and administrative          733,000       1,013,000        334,000         459,000
         Selling and marketing               222,000         305,000        109,000         149,000
         Research and development            606,000         391,000        321,000         213,000
                                        ------------    ------------   ------------    ------------

         Total cost and expenses           3,321,000       3,472,000      1,598,000       1,548,000

Loss from operations                        (805,000)     (1,334,000)      (418,000)       (588,000)


Other income and expense:
         Interest expense                    (48,000)        (62,000)       (30,000)        (29,000)
         Other income                         64,000          12,000          4,000           2,000
                                        ------------    ------------   ------------    ------------

         Total other income/(expense)         16,000         (50,000)       (26,000)        (27,000)


Net loss (Note 3)                       ($   789,000)   ($ 1,384,000)  ($   444,000)   ($   615,000)
                                        ------------    ------------   ------------    ------------

Weighted average number of
  shares outstanding                      17,104,445      17,048,720     17,129,611      17,109,160
                                        ------------    ------------   ------------    ------------

Net loss per share                      ($      0.05)   ($      0.08)  ($      0.03)   ($      0.04)
                                        ============    ============   ============    ============


















                                          See accompanying notes.
                                                     4

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                       Six Months Ended  Six Months Ended
                                                       October 25, 1997  October 26, 1996
-----------------------------------------------------------------------------------------
Net cash used in operating activities                        (1,154,00)      (   614,000)
-------------------------------------

Cash used in investing activities                            (   14,00)      (    21,000)
---------------------------------------

Cash flows from financing activities:

      Proceeds from private placements of Preferred Stock       325,00         1,293,000
      Proceeds (advances) from line of credit - net             388,00       (    67,000)
      Repayment of notes payable and loan costs              (   25,00)      (   616,000)
      Proceeds from issuance of notes payable                   310,00               -
      Other                                                      13,00             9,000
                                                             ---------       -----------

Net cash provided by financing activities                     1,011,00           619,000
                                                             ---------       -----------

Net decrease in cash and cash equivalents                    (  157,00)      (    16,000)
Cash and cash equivalents at beginning of year                  445,00           488,000
                                                             ---------       -----------

Cash and cash equivalents at end of period                  $   288,00      $    472,000
                                                            ==========      ============



























                             See accompanying notes.

                                    ABC DISPENSING TECHNOLOGIES, INC.
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Six months ended October 25, 1997
                                                Unaudited

                                                      Common
                                        Number of      Stock                Additional   Retained       Notes
                                        Shares of    $.01 Par    Preferred    Paid-in     Earnings    Receivable  Treasury
                                      Common Stock     Value       Stock      Capital   (Deficiency) Stockholders   Stock
----------------------------------------------------------------------------------------------------------------------------
Balance at April 26,1997               17,114,279   $171,000    $3,388,000  $19,014,000  $(20,850,000)  $(51,000)  $(37,000)


     Preferred Stock private
        placement (Note 8)                                        $325,000

     Preferred Stock Dividend             241,068      3,000                    216,000      (219,000)
         (Note 8)

     Collection on notes receivable-
          stockholders                                                                                    3,000

     Net loss                                                                                (789,000)

     Treasury Stock
                                    ---------------------------------------------------------------------------------------
Balance at October 25, 1997            17,355,347   $174,000    $3,713,000  $19,230,000  $(21,858,000) $(48,000)  $(37,000)
===========================================================================================================================
























































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


2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 25, 1997 are not necessarily indicative of the results that may be expected for the year ended April 25, 1998. For further information, refer to the Form 10-K for the year ended April 26, 1997.

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

FINANCIAL INSTRUMENTS - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair market value at October 25, 1997.

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

REVENUE RECOGNITION - Revenue on equipment sales and installation is recognized when the product is shipped and title transfers. Revenue for development services and for service and support is recognized when the service is performed unless there is a service contract. Revenue from service contracts is recognized ratably over the contract term, generally one year. Royalty income is recognized in accordance with the terms of the royalty agreement, which generally provides that royalties are based on units shipped.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


MAJOR CUSTOMERS - Revenues from The Home Depot, Inc. was 80 percent of total revenues for the six months ended October 25, 1997. Revenues from The Sherwin-Williams Company were 72 percent of the Company's total revenues for the six months ended October 26, 1996. The Company currently has no orders from The Sherwin-Williams Company, and in the future expects revenues from sales to The Sherwin-Williams Company to decrease significantly.

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

NET LOSS PER SHARE - Net loss per share is computed on the basis of weighted average number of common stock shares outstanding for the period. Common stock equivalents would be anti-dilutive, and therefore, are not included in the computation of the net loss per share.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company does not believe that the adoption of SFAS No. 128 will have a significant impact on reported EPS.

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


3.    GOING CONCERN UNCERTAINTY

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of October 25, 1997, has an accumulated retained earnings deficiency of $21,858,000. The Company's cash flow from operating activities was a negative $1,158,000 for the six months ended October 25, 1997, and a negative $2,684,000 for the year ended April 26, 1997. Cash and cash equivalents declined from $1,309,000 at the beginning of fiscal 1996 to $288,000 at October 25, 1997. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $5,695,000 over the past three years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock. The Preferred Stock is convertible into common stock at $1 per share. Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    INVENTORIES

At October 25, 1997 and April 26, 1997, inventories consisted of the following:

                                              October 25,           April 26,
                                                 1997                  1997
                                             --------------        -------------

Raw Materials                                 $  1,015,000         $    927,000
Work-in-process                                    101,000              118,000
Finished goods                                     358,000              386,000
                                             --------------        -------------
                                              $  1,474,000           $1,431,000
                                             ==============        =============

The above amounts are net of obsolescence reserves of $838,000 at October 25, 1997, and April 26, 1997, respectively.


5.    FINANCING ARRANGEMENTS

NOTES PAYABLE
In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman. The note payable has an adjustable interest rate (9.03% at October 25, 1997, and 9.25% at April 26, 1997) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $3,026 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At October 25, 1997, the facility and improvements thereto have a net book value of $541,000.

In August, 1997 the Company began issuing notes payable at a discount. The notes are sold in multiples of $12,500, or fractions thereof, and pay interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date is June 30, 1998, however, the Company may, at its sole option, extend the maturity date to December 31, 1998. Attached to notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The notes have not been discounted for the warrants issued since the value of such warrants is not deemed to be material. As of November 14, 1997, the Company has issued notes in the aggregate of $310,000.

At October 25, 1997 and April 26, 1997, notes payable consisted of the following:

                                                 October 25,          April 26,
                                                    1997                1997
                                               --------------       ------------
Note payable to bank                            $   262,000           $268,000
Notes payable                                       310,000                 -
Other                                                42,000             51,000
                                               --------------       ------------
                                                    614,000            319,000
Less amounts due within one year                    (34,000)          ( 36,000)
                                               --------------       ------------
Total long-term debt                            $   580,000           $283,000
                                               ==============       ============

Maturities of notes payable for the five years subsequent to April 26, 1997, are as follows: 1998--$36,000; 1999--$344,000 2000--$23,000; 2001--$19,000 and
2002--$18,000.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    COMMON STOCK

Stock Option Plans
------------------

The Company has non-qualified stock option plans under which directors, officers and key employees may be granted incentive stock options for the purchase of the Company's common stock An aggregate of 500,000 shares of the Company's common stock were reserved for issuance under the Company's 1990 Stock Option Plan and 1,750,000 shares were reserved for issuance under the Company's 1995 Stock Option Plan and amendments thereto. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date. The Company also may grant incentive stock warrants to directors, officers and key employees. The stock warrants can be redeemed to purchase the common stock of the Company.

A summary of the Company's stock option plans and employee stock warrants, and related information for the six months ended October 25, 1997, and October 26, 1996, is as follows:

                                                  October 25, 1997          October 26, 1996
                                          ----------------------------------------------------------
                                                            Weighted                    Weighted
                                                             Average                     Average
                                              Shares     Exercise price    Shares     Exercise Price
                                           ----------    --------------   --------    --------------
Outstanding at beginning of period          1,518,323       $ 1.68         510,966      $  2.46

     Granted                                  476,000       $ 1.07         488,109      $  1.37

     Cancelled                               (156,689)      $ 1.81               -            -
                                          -----------                     --------

Outstanding at end of period                1,837,634       $ 1.51         999,075      $  1.93
                                          ===========                     ========

Exercisable at end of period                1,216,634       $ 1.53         810,966      $  2.38
                                          ===========                     ========

Available for grant                         1,022,366                      740,925
                                          ===========                     ========

Weighted average fair value of options
     granted during the period                 $ 1.07                       $ 1.37

The following table summarizes information about stock options and employee stock warrants outstanding and exercisable by price range as of October 25, 1997:

                                        Outstanding                         Exercisable
                           ---------------------------------------   ------------------------
                                        Weighted
                                        Average
                                       Remaining       Weighted                   Weighted
                                      Contractual      Average                    Average
Range of exercise prices    Shares        Life      Exercise Price    Shares   Exercise Price
------------------------   --------   -----------   --------------   --------  --------------
   $0.84 - $1.25           1,215,732      4.93          $   1.13      819,732      $  1.14

   $1.38 - $2.50             421,652      7.41          $   1.44      196,652      $  1.52

   $2.88 - $3.50             200,250      3.17          $   3.13      200,250      $  3.13
                          ----------                               ----------

                           1,837,634                                1,216,634
                          ==========                               ==========

                                       10

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    COMMON STOCK (CONTINUED)

Accounting for Stock Based Compensation
---------------------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock based compensation. The exercise price of each stock option and employee stock warrant equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plans.

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

The Company has computed, for pro forma disclosure purposes, the value of all options granted during the six months ended October 25, 1997, and October 26, 1996, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

Risk-free interest rate             6.54%

Dividend yield                        0 %

Volatility                            79%

Average life                        5 years


Using the Black-Scholes methodology, the total value of options granted during the six months ended October 25, 1997, and October 26, 1996, was $361,000 and $251,000, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                            October 25, 1997   October 26, 1996
                                            ----------------   ----------------

   Net Loss                      As reported  $   (789,000)     $ (1,384,000)

                                 Pro forma    $ (1,100,000)     $ (1,635,000)

   Primary earnings per share    As reported  $      (0.05)     $      (0.08)

                                 Pro forma    $      (0.06)     $      (0.10)


Warrants
--------

On May 15, 1997, the Company granted 365,000 warrants at $1.125 per share to 38 employees of the Company.

On October 10, 1997, the Company granted warrants to C. Rand Michaels, Director (20,000), Herbert L. Luxenburg, Director (20,000), and Frank E. Vaughn, Director (40,000) at $0.844 per share.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    PREFERRED STOCK

From August 1, 1996, to October 30, 1996, the Company issued 132 shares of Preferred Stock in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999, in the aggregate principal amount of $1,650,000.

As of October 25, 1997, through private placements, the Company issued 165 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $2,063,000 to the Company.

On October 7, 1997, the Company paid its February 1, and August 1, 1997, Preferred Stock dividend requirements by issuing common stock. The total number of common shares issued for the February 1, 1997 dividend was 61,240. The shares were valued at $1.09359 per share. The total number of common shares issued for the August 1, 1997 dividend was 179,828. The shares were valued at $0.84375 per share.


8.    OPERATING LEASES

For the six months ended October 25, 1997, and October 26, 1996, aggregate rental expense was $21,000 and $18,000, respectively.


9.    RETIREMENT BENEFITS

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution for the six months ended October 25, 1997, and October 25, 1996, was $7,000 and $8,000
respectively. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.


10.   LITIGATION SETTLEMENT/CONTINGENCIES

The Company from time to time is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined would not have a material adverse effect on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the first two quarters of fiscal 1998 the net loss was $789,000, a decrease of $595,000, or 42.9%, from the $1,384,000 net loss for corresponding period of the prior year. The net loss for the second quarter of fiscal 1998 was $444,000, a decrease of $171,000, or 27.8%, from the $615,000 net loss for the second quarter of the prior year.

REVENUES
                             Two Quarters Ended        Second Quarter Ended
                          October 25,  October 26,    October 25,  October 26,
                              1997       1996            1997         1996
(in thousands)
Equipment sales             $ 2,231     $ 1,812         $ 1,040     $  812
Service revenues                285         326             140        148
                            -------     -------         -------     ------
          TOTAL             $ 2,516     $ 2,138         $ 1,180     $  960
                            =======     =======          ======     ======

Equipment sales for the first two quarters of fiscal 1998 increased 23.1% over the first two quarters of fiscal 1997. Equipment sales for the second quarter of fiscal 1998 increased 28% over the second quarter of fiscal 1997. These increases are due primarily to sales of the ROYAL MATCH (TM) paint colorant dispensers to The Home Depot, Inc. Additionally, shipments to the Sherwin-Williams Company ceased in the middle of the second quarter of the prior year.

Service revenues for the first two quarters of fiscal 1998 were down 12.5% from the first two quarters of fiscal 1997. The decrease was due to a $71,000 decrease in sales of replacement parts which was partially offset by a $30,000 increase in service labor revenues. Service revenues for the second quarter of fiscal 1998 decreased 5.4% from the second quarter of fiscal 1997. The decrease was due to a $40,000 decrease in sales of replacement parts which was partially offset by a $32,000 increase in service labor revenues. Sales of replacement parts are down due to discontinuation of the TINT-A-COLOR(TM) paint colorant dispensers and the Omnitron(TM) soft drink dispensers. Service labor revenues have increased due to installation charges on sales of ROYAL MATCH (TM) paint colorant dispensers.

GROSS MARGINS
                             Two Quarters Ended        Second Quarter Ended
                          October 25,  October 26,    October 25,  October 26,
                              1997       1996            1997         1996

Equipment                     36.8 %    28.0 %           33.7 %     32.6 %
Service                      (12.7)%   (17.9)%           (6.8)%    (21.7)%
                             -------   -------          -------    -------
             TOTAL            31.2 %    23.7 %           28.9 %     24.2 %
                             =======   =======          ======     =======

For the first two quarters of fiscal 1998, gross margin as a percentage of sales on equipment increased 8.8 points over the first two quarters of fiscal 1997. For the second quarter of fiscal 1998, gross margin as a percentage of sales on equipment increased 1.1 points over the second quarter of fiscal 1997. These increases are due to changes in product mix.

For the first two quarters of fiscal 1998, gross margin as a percentage of service revenues increased 5.2 points over the first two quarters of fiscal 1997. For the second quarter of fiscal 1998, gross margin as a percentage of service revenues increased 14.9 points over the second quarter of fiscal 1997. These increases are primarily due to equipment installation revenues being recognized with no corresponding expense in the current period (see footnote 2 to the financial statements). Additionally, the decline in low (or negative) margin service on soft drink equipment resulting from the discontinuation of the Omnitron (TM) soft drink dispensers also contributed to the increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $280,000, or 27.7%, to $733,000 in the first two quarters of fiscal 1998, down from $1,013,000 for the first two quarters of fiscal 1997. Severance expense of $221,000 which was incurred in the first two quarters of fiscal 1997 and a decreases in payroll expense and travel expense of $206,000 and $330,000, respectively, during the first two quarters of fiscal 1998 are primarily responsible for the decrease. These decreases were partially offset by an increase in amortization of deferred charges of $160,000 and increased legal fees of $17,000 in the first two quarters of fiscal 1998.

For the second quarter of fiscal 1998, general and administrative expenses decreased $125,000, or 27.2%, to $334,000, down from $459,000 for the second quarter of fiscal 1997. Severance expense of $77,000 which was incurred in the second quarter of fiscal 1997 and a decrease in payroll expense of $134,000 in the second quarter of fiscal 1998 are primarily responsible for the decrease. These decreases were partially offset by an increase in amortization of deferred charges of $75,000 and increased legal fees of $40,000 in the second quarter of fiscal 1998.


SELLING AND MARKETING EXPENSES

For the first two quarters of fiscal 1998, selling and marketing expenses decreased $83,000, or 27.2%, to $222,000, down from $305,000 for the first two quarters of fiscal 1997. The decrease was due to decreased payroll expense of $83,000 and decreases expenses for fees, subscriptions, promotions and literature aggregating $30,000. These decreases were partially offset by increases in travel expenses of $20,000 and increased subcontractor fees of $10,000.

Selling and marketing expense decreased $40,000, or 26.8%, to $109,000 in the second quarter of fiscal 1998 due to decreased payroll expense. Selling and marketing expenses for the second quarter of fiscal 1997 were $149,000.


RESEARCH AND DEVELOPMENT EXPENSES

For the first two quarters of fiscal 1998 research and development expenses increased $215,000, or 55%, to $606,000, up from $391,000 for the first two quarters of fiscal 1997. The increase is primarily due to increased payroll expense of $207,000.

Research and development expenses increased $108,000, or $50.7%, to $321,000, up from $213,000 in the second quarter of fiscal 1997. The increase is due to increased payroll expense of $121,000 which was partially offset by a decrease in parts and supplies expense of $13,000. These expenses are a result of continued development of, and enhancements to, the ROYAL MATCH (TM) paint colorant dispenser, the CHECK MATE (TM) software which controls the ROYAL MATCH
(TM), and the VIRTUAL SQUEEZE (TM) juice dispenser.


OTHER INCOME AND EXPENSE

For the first two quarters of fiscal 1998, interest expense decreased $14,000, or 22.6%, to $48,000 from $62,000 for the first two quarters of fiscal 1997. The decrease is due to lower debt balances in the first two quarters of fiscal 1998.

Other income increased $52,000, or 433%, in the first two quarters of fiscal 1998, up from $12,000 for the first two quarters of fiscal 1997. The increase is attributable to the reversal of a liability and related expense that were recorded but never incurred in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $288,000 as of October 25, 1997 from $445,000 as of April 26, 1997.

Operations during the first two quarters ended October 25, 1997 required cash of $1,154,000 which resulted from a net loss of $789,000, an increase in net operating assets of $458,000, a decrease in net operating liabilities of $154,000, offset by depreciation and amortization of $247,000.

Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and equity derivative instruments. From August 1, 1996, to October 30, 1996, the Company issued 132 shares of Series A Preferred Stock in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes Payable in the aggregate principal amount of $1,650,000. From August 1, 1996, through October 25, 1997, the Company issued 165 shares of Series A Preferred Stock in exchange for $12,500 cash per share, generating $2,063,000 cash (see footnote 8). Near term cash requirements will be obtained using this same Preferred Stock vehicle.

In August, 1997, to raise additional working capital, the Company began issuing short term promissory notes. The notes are sold in multiples of $12,500 and pay interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date is June 30, 1998, however, the Company may, at its sole option, extend the maturity date to December 31, 1998. As November 14, 1997, the Company has generated $310,000 in cash by issuing the notes.

In addition to private placements of equity and notes receivable, management uses an accounts receivable-based credit line to meet short-term cash requirements (see note 5 to the financial statements). The credit line bears an interest rate of prime plus four points. As of October 25, 1997, the credit limit was set at $450,000 with an outstanding balance of $390,000.

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

PART II     OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


      The 1997 Annual Meeting of Shareholders of the Company was held on October 13, 1997.

      The Director nominees,  Charles M. Stimac, Jr., Herbert L. Luxenburg,  and
C. Rand Michaels were elected with 13,185,435 shares of common stock voting in favor of their election and 77,513 shares voting against.

      A proposed amendment to the Company's 1995 Stock Option Plan authorizing an additional 1,000,000 shares of common stock for issuance upon the exercise of options granted under the plan passed with 4,608,993 shares of common stock voting in favor of the amendment, 717,632 shares voting against, and 7,936,323 shares abstaining.

      The appointment of GRANT THORNTON LLP as the Company's independent auditors for the Company's fiscal year ended April 25, 1998 was ratified with 13,066,919 shares of common stock voting in favor of the appointment, 19,690 shares voting against, and 86,939 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits:

      11. Statement regarding computation of per share earnings (see Financial Statements at Item 1 of this Quarterly Report on Form 10-Q).

      27.   Financial Data Schedule.

(b)   Current reports on Form 8-K during the quarter ended October 25, 1997.

      During the second quarter of fiscal 1998, the Company filed no reports on Form 8-K.

                                    SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                            ABC Dispensing Technologies, Inc.
                                    --------------------------------------------
                                                     (Registrant)



Date:    December 5, 1997                   /s/ Charles M. Stimac, Jr.
     -------------------------      --------------------------------------------
                                                Charles M. Stimac, Jr.
                                                President/CEO