Form 10-Q
period 1998-01-24
ABC DISPENSING TECHNOLOGIES INC
filed 1998-03-09
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED JANUARY 24, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
           (Name changed from American Business Computers Corporation)
             (Exact name of registrant as specified in its charter)

               Florida                             59-2001203
   -------------------------------               ------------------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)

         451 Kennedy Road Akron, Ohio                   44305
     ---------------------------------------           --------
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

             Common Stock outstanding at February 20, 1998 was 17,355,347.


                                      Index


               ABC Dispensing Technologies, Inc. and Subsidiaries


Part I   Financial Information                                                                                     Page No.
---------------------------------------------------------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - January 24, 1998 and April 26, 1997                                                3

         Consolidated statements of operations - Nine months and three months
         ended January 24, 1998 and January 25, 1997                                                                      4

         Consolidated statements of cash flows - Nine months ended January 24, 1998 and January 25, 1997                  5

         Consolidated statement of stockholders' equity - Nine months ended January 24, 1998                              6

         Notes to consolidated financial statements - January 24, 1998                                                 7-13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        14-17


Part II  Other Information
---------------------------------------------------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  Failure to meet NASDAQ minimum listing requirements                                                             18

Item 6.  Exhibits and Reports                                                                                            18

Signature                                                                                                                19




                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                           January 24, 1998            April 26, 1997
---------------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                  $     287,000              $    445,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
           of $76,000 as of January 24 and $191,000 as of April 26                      1,155,000                   327,000
         Inventories (Note 4)                                                           1,084,000                 1,431,000
                                                                                     ------------               -----------
                  Total current assets                                                  2,526,000                 2,203,000

Property, Plant, and Equipment                                                            663,000                   704,000

Other assets:
         Advances to Joint Venture (Note 12)                                              123,000
         Discount on Notes Payable (Note 5)                                                59,000
         Intangible assets, less accumulated amortization of $614,000
            as of January 24 and $552,000 as of April 26                                   70,000                   102,000
         Patents pending and deferred charges                                             121,000                   341,000
                                                                                    -------------               -----------
                 Total other assets                                                       373,000                   443,000

Total Assets                                                                         $  3,562,000               $ 3,350,000
                                                                                     ============               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

Current liabilities:

         Accounts payable                                                           $     938,000            $      877,000
         Line of credit                                                                   373,000                     2,000
         Current portion of long-term debt (Note 5)                                       369,000                    36,000
         Accrued liabilities                                                              450,000                   517,000
                                                                                     ------------                ----------
                  Total current liabilities                                             2,130,000                 1,432,000

Long-term debt (Note 5)                                                                   265,000                   283,000

Stockholders' equity:
             Preferred Stock, 9% cumulative; authorized 320 shares
               308 shares issued at January 24 (271 at April 26) (note 8)               3,850,000                 3,388,000
             Common Stock, $.01 par value; authorized 50,000,000
               shares; 17,355,347 shares issued at January 24
               (17,114,279 at April 26)                                                   174,000                   171,000
             Additional paid-in capital ($36,785 restricted for cost of
               treasury shares held at April 26)                                       19,291,000                19,014,000
             Retained earnings (deficiency)                                           (22,102,000)              (20,850,000)
                                                                                      -----------               -----------
                                                                                        1,213,000                 1,723,000
             Less notes receivable - stockholders                                         (46,000)                  (51,000)
             Less cost of treasury stock, 35,000 shares                                         -                   (37,000)
                                                                                     ------------               -----------
               Total Stockholders' Equity                                               1,167,000                 1,635,000
                                                                                     ------------               -----------
Total Liabilities and Stockholders' Equity                                          $   3,562,000               $ 3,350,000
                                                                                     ============               ===========





                             See accompanying notes.



                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
    Nine months and three months ended January 24, 1998 and January 25, 1997
                                    Unaudited

                                                      Nine Months Ended                           Three Months Ended
                                                Jan. 24, 1998    Jan. 25, 1997          Jan. 24, 1998         Jan. 25, 1997
---------------------------------------------------------------------------------------------------------------------------
Revenues:
         Products and services                $  4,511,000       $ 2,565,000              $ 1,995,000         $     427,000


Cost and expenses:
         Products and services                   3,165,000         2,076,000                1,404,000               313,000
         General and administrative              1,064,000         1,281,000                  331,000               268,000
         Selling and marketing                     337,000           470,000                  115,000               165,000
         Research and development                  924,000           344,000                  318,000               (47,000)
                                            --------------    --------------           --------------         -------------

         Total cost and expenses                 5,490,000         4,171,000                2,168,000               699,000

Loss from operations                              (979,000)       (1,606,000)                (173,000)             (272,000)


Other income and expense:
         Interest expense                          (99,000)          (74,000)                (43,0000)              (12,000)
         Interest Income                            10,000            14,000                    2,000                 5,000
         Other income (expense)                     35,000            16,000                  (30,000)               13,000
                                            --------------    --------------           --------------         -------------

         Total other income/(expense)              (54,000)          (44,000)                 (71,000)                6,000


Net loss                                       ($1,033,000)      ($1,650,000)              ($ 244,000)           ($ 266,000)
                                            ===============   ===============          ===============        =============


Basic earnings per share (note 7)                   ($0.07)           ($0.10)                  ($0.02)               ($0.02)
                                            ==============    ==============           ==============         =============



                             See accompanying notes.



                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                 Nine Months Ended         Nine Months Ended
                                                                 January 24, 1998           January 25, 1997
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (1,183,000)               (1,525,000)
-------------------------------------

Cash flows used in investing activities
---------------------------------------

      Additions to patents                                               (30,000)                    5,000
      Additions to property & equipment                                   46,000                   (34,000)
      Advances to joint venture                                         (123,000)                        -
                                                                     -----------           ---------------

Net cash used in investing activities                                   (107,000)                  (29,000)

Cash flows from financing activities:
-------------------------------------

      Increase in deferred charges                                       (59,000)                        -
      Proceeds from issuance of Common Stock                                   -                    69,000
      Proceeds from private placements of Preferred Stock                462,000                 2,836,000
      Proceeds from private placements of Notes Payable                  335,000                         -
      Proceeds [advances] from line of credit - net                      371,000                  (292,000)
      Repayment of notes payable and loan costs                          (29,000)                 (592,000)
      Proceeds from issuance of treasury stock                            37,000                         -
      Proceeds from collection of Stockholders receivables                 5,000                    94,000
      Other                                                               10,000                    (9,000)
                                                                     -----------              ------------

Net cash provided by financing activities                              1,132,000                 2,106,000
                                                                     -----------              ------------

Net decrease in cash and cash equivalents                               (158,000)                  552,000
Cash and cash equivalents at beginning of year                           445,000                   488,000
                                                                     -----------              ------------

Cash and cash equivalents at end of period                           $   287,000              $  1,040,000
                                                                     ===========              ============



                             See accompanying notes.



                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine months ended January 24, 1998
                                    Unaudited


                                                      Common
                                      Number of        Stock                       Additional     Retained       Notes
                                      Shares of      $.01 Par      Preferred         Paid-in      Earnings    Receivable   Treasury
                                    Common Stock       Value         Stock           Capital    (Deficiency) Stockholders    Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 26,1997             17,114,279     $171,000      $3,388,000     $19,014,000   $(20,850,000)   $(51,000)   $(37,000)


     Preferred Stock private
        placement (Note 8)                                          $462,000

     Preferred Stock Dividend           241,068        3,000                         216,000       (219,000)
         (Note 8)

     Warrants outstanding - Original
         Issue Discount                                                               61,000

     Collection on notes receivable-
          stockholders                                                                                            5,000

     Net loss                                                                                    (1,033,000)

     Treasury Stock                                                                                                          37,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 24, 1998          17,355,347     $174,000      $3,850,000     $19,291,000    $(22,102,00)   $(46,000)    $     0
====================================================================================================================================


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


2.       Significant accounting policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 24, 1998 are not necessarily indicative of the results that may be expected for the year ended April 25, 1998. For further information, refer to the Form 10-K for the year ended April 26, 1997.

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

Financial Instruments - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair market value at January 24, 1998.

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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Significant accounting policies (continued)


Major Customers - Revenues from The Home Depot, Inc. were 90 percent of total revenues for the nine months ended January 24, 1998. Revenues from The Sherwin-Williams Company were 1 percent and 65 percent of the Company's total revenues for the nine months ended January, 24, 1998 and January 25, 1997, respectively. The Company currently has no orders from Sherwin-Williams and does not expect significant revenues from sales to Sherwin-Williams in the near future.

Provision for Warranty Claims - Estimated warranty costs are provided at the time of sale of the warranted products.

Stock-Based Compensation - The Company grants stock options for a fixed number of shares to employees generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " and, accordingly, recognizes no compensation expense for the stock option grants. Additional disclosures relating to stock option activity which are required by Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" are included in note 6.


3.       Going concern uncertainty

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of January 24, 1998, has an accumulated retained earnings deficiency of $22,102,000. The Company's cash flow from operating activities was a negative $1,183,000 for the nine months ended January 24, 1998, and a negative $2,684,000 for the year ended April 26, 1997. Cash and cash equivalents declined from $1,309,000 at the beginning of fiscal 1996 to $287,000 at January 24, 1998. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $5,832,000 over the past three and a half years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock. The Preferred Stock is convertible into common stock at $1 per share. Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.


4.       Inventories

At January 24, 1998 and April 26, 1997, inventories consisted of the following:

                                January 24, 1998           April 26, 1997
                               --------------------      -------------------

Raw Materials                        $    865,000        $          927,000
Work-in-process                            85,000                   118,000
Finished goods                            134,000                   386,000
                               ------------------        ------------------
                                      $ 1,084,000                $1,431,000
                               ==================        ==================

The above amounts are net of obsolescence reserves of $838,000 at January 24, 1998, and April 26, 1997, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.       Financing arrangements

Notes Payable
In June 1994, the Company purchased its headquarters facility in Akron, Ohio for $490,000. A note payable was entered into during fiscal 1995 to partially finance this purchase which was previously leased from the former chairman. The note payable has an adjustable interest rate (9.03% at January 24, 1998, and 9.25% at April 26, 1997) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $2,995 are payable monthly with the balance of $143,000 due October 1, 2005. The note payable is secured by the headquarters facility. At January 24, 1998, the facility and improvements thereto have a net book value of $535,000.

In August, 1997 the Company began issuing notes payable at a discount. The notes are sold in multiples of $12,500, or fractions thereof, and pay interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date is June 30, 1998, however, the Company may, at its sole option, extend the maturity date to December 31, 1998. Attached to notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The warrants have been valued at $63,000 using the Black-Sholes option pricing model and a discount on notes payable has been recorded for that amount. As of February 24, 1998, the Company has issued notes in the aggregate of $335,000.

At January 24, 1998 and April 26, 1997, notes payable consisted of the following:

                                        January 24, 1998       April 26, 1997
                                      ---------------------   -----------------
Note payable to bank                         $   259,000            $268,000
Notes payable                                    335,000                   -
Other                                             40,000              51,000
                                      ---------------------   -----------------
                                                 634,000             319,000
Less amounts due within one year                (369,000)           ( 36,000)
                                      ---------------------   -----------------
Total long-term debt                         $   265,000            $283,000
                                      =====================   =================

Maturities of notes payable for the five years subsequent to April 26, 1997, are as follows: 1998--$36,000; 1999--$369,000 2000--$23,000; 2001--$19,000 and
2002--$18,000.


6.       Common stock

Stock Option Plans

The Company has non-qualified stock option plans under which directors, officers and key employees may be granted incentive stock options for the purchase of the Company's common stock. An aggregate of 500,000 shares of the Company's common stock were reserved for issuance under the Company's 1990 Stock Option Plan and 1,750,000 shares were reserved for issuance under the Company's 1995 Stock Option Plan and amendments thereto. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date. The Company also may grant incentive stock warrants to directors, officers and key employees. The stock warrants can be redeemed to purchase the common stock of the Company.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Common stock (continued)

A summary of the Company's stock option plans and employee stock warrants, and related information for the nine months ended January 24, 1998, and January 25, 1997, is as follows:

                                                           January 24, 1998                      January 25, 1997
                                                    -----------------------------------------------------------------
                                                                      Weighted                           Weighted
                                                                      Average                             Average
                                                       Shares     Exercise price           Shares     Exercise Price
                                                     ----------   --------------         ----------   --------------
Outstanding at beginning of period                    1,518,323       $ 1.68                510,966      $  2.46

     Granted                                            476,000       $ 1.07                879,851      $  1.27

     Canceled                                          (156,689)      $ 1.81                      -            -
                                                    -----------                         -----------

Outstanding at end of period                          1,837,634       $ 1.51              1,390,817      $  1.72
                                                    ===========                         ===========

Exercisable at end of period                          1,256,634       $ 1.51                909,075      $  2.03
                                                    ===========                         ===========

Available for grant                                   1,022,366                             349,183
                                                    ===========                         ===========

Weighted average fair value of options
     granted during the period                           $ 1.07                              $ 1.27


The following table summarizes information about stock options and employee stock warrants outstanding and exercisable by price range as of January 24, 1998:


                                                            Outstanding                               Exercisable
                                        -------------------------------------------------    -------------------------------------
                                                           Weighted
                                                            Average
                                                           Remaining         Weighted                                 Weighted
                                                          Contractual         Average                                 Average
Range of exercise prices                 Shares              Life          Exercise Price            Shares        Exercise Price
------------------------                --------          ------------     --------------           --------      ---------------
   $0.84 - $1.25                          1,215,732          4.93          $  1.13                    859,732      $        1.13

   $1.38 - $2.50                            421,652          7.41          $  1.44                    196,652      $        1.52

   $2.88 - $3.50                            200,250          3.17          $  3.13                    200,250      $        3.13
                                         ----------                                                ----------

                                          1,837,634                                                 1,256,634
                                         ==========                                                ==========


Accounting for Stock Based Compensation

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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Common stock (continued)

During 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 defines a fair valued based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in APB 25. Entities that elect to continue using APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has computed, for pro forma disclosure purposes, the value of all options granted during the nine months ended January 24, 1998, and January 25, 1997, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

Risk-free interest rate                                6.54%

Dividend yield                                           0 %

Volatility                                               79%

Average life                                         5 years


Using the Black-Scholes methodology, the total value of options granted during the nine months ended January 24, 1998, and January 25, 1997, was $361,000 and $667,000, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                                            January 24, 1998       January 25, 1997
                                                            ----------------       ----------------
     Net Loss                           As reported           $ (1,033,000)         $ (1,650,000)

                                        Pro forma             $ (1,394,000)         $ (2,317,000)

     Primary earnings per share         As reported                $  (.07)              $ (0.10)

                                        Pro forma                  $  (.10)              $ (0.14)


Warrants

On May 15, 1997, the Company granted 365,000 warrants at $1.125 per share to 38 employees of the Company. These warrants are subject to a three year vesting schedule with one-third of the warrants vesting each year subsequent to date of grant.

On October 10, 1997, the Company granted warrants to C. Rand Michaels, Director (20,000), Herbert L. Luxenburg, Director (20,000), and Frank E. Vaughn, Director (40,000) at $0.844 per share.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       Earnings per share

The following table sets forth the computation of basic earnings per share:

                                                              Nine Months Ended                 Third Quarter Ended
                                                        January 24,       January 25,        January 24,    January 25,
                                                           1998              1997               1998           1997
                                                      -------------     --------------     -------------   --------------
Numerator:
    Net loss                                           $(1,033,000)      $(1,650,000)         $(244,000)      $(266,000)
    Preferred Stock Dividends                             (243,000)          (67,000)           (84,000)        (39,000)
                                                      -------------     -------------      -------------   -------------
    Numerator for basic earnings
     per share - income available
     to common shareholders                             (1,276,000)       (1,717,000)          (328,000)       (305,000)
                                                      -------------     -------------      -------------   -------------


Denominator:
    Denominator for basic earnings
     per share - weighted-average shares                 17,178,863        17,067,493         17,330,347      17,109,160
                                                      =============     =============      =============   =============

Basic earnings per share                              ($      0.07)     ($      0.10)      ($      0.02)   ($      0.02)
                                                      =============     ============       ============    ============

Diluted earnings per share calculations have been omitted as the effect of potentially dilutive securities would have been anti-dilutive for the periods reported.

Options and warrants to purchase 2,993,234 were outstanding during the nine months ended January 24, 1998. Each option allows the holder to purchase one share of the Company's Common Stock. The exercise price of the options varies from $0.844 to $3.50 per share. The options and warrants were not used to compute diluted earnings per share because the Company has net losses for the periods reported, and therefore, the effect would be antidilutive.


8.       Preferred stock

From August 1, 1996, to October 30, 1996, the Company issued 132 shares of Preferred Stock in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999, in the aggregate principal amount of $1,650,000.

As of March 1, 1998, through private placements, the Company issued 181 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $2,262,500 to the Company.

As of February 1, 1998 there is a dividend payable on Preferred Stock in the amount of $167,463. At the discretion of the Company, the dividend will be paid in common stock of the Company. A total of 228,636 shares will be issued to satisfy the dividend requirement.


9.       Operating leases

For the nine months ended January 24, 1998, and January 25, 1997, aggregate rental expense was $33,000.


10.      Retirement benefits

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution for the nine months ended January 24, 1998, and January 25, 1997, was $11,000. The Company has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      Litigation settlement/contingencies

The Company from time to time is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined would not have a material adverse effect on its financial statements.


12. Advances to Joint Venture

The Company has provided $123,000 of juice dispensing equipment to Virtual Squeeze, a joint venture between the Company and Damon Industries of Sparks, Nevada. The Company will be reimbursed for the cost of the equipment through revenues from juice sales made by Virtual Squeeze.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net loss the first three quarters of fiscal 1998 decreased $617,000, or 37.4%, to $1,033,000, from the $1,650,000 net loss for the corresponding period of the prior year. The net loss for the third quarter of fiscal 1998 decreased $22,000, or 8.3%, to $244,000, from the $266,000 net loss for the third quarter of the prior year.

While revenues have increased significantly (see below), losses have not decreased proportionately. This is due to $321,000 of development costs being deferred into future periods in the third quarter of fiscal 1997. Had the development costs not been deferred, the net loss for the first three quarters of fiscal 1998 and fiscal 1997 would have been $863,000 and $1,971,000, respectively. The decrease in net loss for the first three quarters of fiscal 1998 would have been $1,108,000, or 56.2%, from the same period in the prior year. The net loss for the third quarter of fiscal 1997 would have been $587,000. The decrease in net loss for the third quarter of fiscal 1998 would have been $343,000, or 58.4%, from the net loss for the third quarter of fiscal 1997. The deferred development costs were amortized over a period of 11 months and were fully amortized as of October 25, 1997.


REVENUES
                            Nine Months Ended          Third Quarter Ended
                       January 24,    January 25,    January 24,    January 25,
                           1998          1997           1998            1997
(in thousands)         ----------    -----------     ----------     -----------
Equipment sales          $ 4,088       $ 2,028         $ 1,857          $216
Service revenues             423           537             138           211
                         -------       -------         -------         -----
          TOTAL          $ 4,511       $ 2,565         $ 1,995         $ 427
                         =======       =======         =======         =====


Equipment sales for the first three quarters of fiscal 1998 increased $2,060,000, or 101.6%, over the first three quarters of fiscal 1997. The increase is due to $2,388,000 in increased sales of paint colorant dispensers which were partially offset by decreases of $241,000 in beverage equipment sales and $87,000 in industrial equipment sales and project development revenues. Equipment sales for the third quarter of fiscal 1998 increased $1,641,000, or 759.7%, over the third quarter of fiscal 1997. This increase is due to $1,792,000 in increased sales of paint colorant dispensers which were partially offset by decreases of $124,000 in beverage equipment sales and $27,000 in industrial equipment sales and project development revenues.

The increase in sales of paint colorant dispensers is due to the Company having no orders for paint colorant dispensers from the middle of the second quarter to the end of the third quarter of fiscal 1997. The decrease in sales of beverage equipment is due to the Company discontinuing its Omnitron(TM) soft drink line of beverage dispensers in the second quarter of fiscal 1997. The decrease in sales of industrial equipment and project development revenues is a result of the company focusing on the paint and institutional juice markets. The Company's current strategy is to develop only products for which there is a known market need and customers who are committed to the product.

Service revenues for the first three quarters of fiscal 1998 were down $114,000, or 21.2% from the first three quarters of fiscal 1997. The decrease was due to a $191,000 decrease in sales of replacement parts which was partially offset by a $72,000 increase in service labor revenues. Service revenues for the third quarter of fiscal 1998 decreased $73,000, or 34.6% from the third quarter of fiscal 1997. The decrease was due to a $114,000 decrease in sales of replacement parts which was partially offset by a $41,000 increase in service labor revenues. Sales of replacement parts are down due to discontinuation of the TINT-A-COLOR(TM) paint colorant dispensers and the Omnitron(TM) soft drink dispensers. Service labor revenues have increased due to installation charges on sales of ROYAL MATCH (TM) paint colorant dispensers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GROSS MARGINS

                             Nine Months Ended          Third Quarter Ended
                        January 24,    January 25,    January 24,    January 25,
                             1998          1997          1998           1997
                        ----------     ----------     ----------     ----------
Equipment                  34.3  %       31.0  %       31.4  %          18.4  %
Service                   ( 5.2 )%      (25.9 )%        0.7  %         (37.8 )%
                          --------      --------     ---------         --------
             TOTAL         30.6  %       19.1  %       30.0  %        (  0.9 )%
                          ========      ========       =======        =========


For the first three quarters of fiscal 1998, gross margin as a percentage of sales on equipment increased 3.3 points over the first three quarters of fiscal 1997. For the third quarter of fiscal 1998, gross margin as a percentage of sales on equipment increased 13 points over the third quarter of fiscal 1997. The increases resulted from changes in product mix caused by the cessation of shipments to Sherwin-Williams in the second quarter of FY 1997 and the Company's withdrawal from the soft drink market.

For the first three quarters of fiscal 1998, gross margin as a percentage of service revenues increased 20.7 points over the first three quarters of fiscal 1997. For the third quarter of fiscal 1998, gross margin as a percentage of service revenues increased 38.5 points over the third quarter of fiscal 1997. These increases are primarily due to increased equipment installation revenues and a decline in low (or negative) margin service on soft drink equipment resulting from the discontinuation of the Omnitron (TM) soft drink dispensers. Additionally, in fiscal 1997, the Company had negotiated with Sherwin-Williams to retrofit existing paint colorant dispensers at a price equal to the Company's cost.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $217,000, or 16.9%, to $1,064,000 in the first three quarters of fiscal 1998, down from $1,281,000 for the same period of the prior year. Severance expense of $221,000 which was incurred in the first three quarters of fiscal 1997 and a decreases in payroll expense and travel expense of $201,000 and $26,000, respectively, during the first three quarters of fiscal 1998 are primarily responsible for the decrease. These decreases were partially offset by an increase in amortization of deferred charges of $152,000 and increased legal and professional fees of $79,000 in the first three quarters of fiscal 1998. The increase in legal and professional fees relates to matters arising from operating as a public company.

For the third quarter of fiscal 1998, general and administrative expenses increased $63,000, or 23.5%, to $331,000, up from $268,000 for the third quarter of fiscal 1997. The increase is attributable to $77,000 of increased amortization expense related development expenses that were deferred in the prior year.

SELLING AND MARKETING EXPENSES

For the first three quarters of fiscal 1998, selling and marketing expenses decreased $133,000, or 28.3%, to $337,000, down from $470,000 for the first three quarters of fiscal 1997. The decrease was primarily due to sales and marketing personnel performing more research and development, and administrative activities in the first three quarters of fiscal 1998 than in same period of the prior year. The sales and marketing personnel are assisting with research and development to further refine the Company's two products for its current customers and to increase the likelihood of general market acceptance.

Selling and marketing expense decreased $50,000, or 30.3%, to $115,000 in the third quarter of fiscal 1998 , down from $165,000 for the same period of the prior year. A decrease in marketing activity led to decreased payroll expense of $20,000 and decreased travel expense of $30,000 in the third quarter of fiscal 1998, as compared to the same period of the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESEARCH AND DEVELOPMENT EXPENSES

For the first three quarters of fiscal 1998 research and development expenses increased $580,000, or 168.8%, to $924,000, up from $344,000 for the first three quarters of fiscal 1997. In the third quarter of fiscal 1997, $321,000 of development costs were deferred into future periods. The costs which were deferred related to the development of the paint colorant dispenser to be sold to The Home Depot, Inc. The costs were deferred to provide better matching of revenue and expense when the paint colorant dispensers were to be shipped to The Home Depot. Had the development costs not been deferred, research and development expense for the first three quarters of fiscal 1998 and fiscal 1997 would have been $754,000 and $665,000, respectively. The increase in research and development for the first three quarters of fiscal 1998 would have been $89,000, or 13.8%, from the same period in the prior year. The research and development expense for the third quarter of fiscal 1997 would have been $274,000. The increase in research and development expense the for the third quarter of fiscal 1998 would have been $44,000, or 16.1%, from the same period in the prior year. The deferred development costs were amortized over a period of 11 months and were fully amortized as of October 25, 1997.

The increase in research and development expenses is due to continued development of, and enhancements to, the ROYAL MATCH (TM) paint colorant dispenser, the CHECK MATE (TM) software which controls the ROYAL MATCH (TM), and the VIRTUAL SQUEEZE (TM) juice dispenser.


OTHER INCOME AND EXPENSE

For the first three quarters of fiscal 1998, interest expense increased $25,000, or 33.8%, to $99,000, up from $74,000 for the first three quarters of fiscal 1997. For the third quarter of fiscal 1998, interest expense increase $31,000, or 258.3%, up from $12,000 for the third quarter of fiscal 1997. The increases are due to higher debt balances in fiscal 1998.

Other income increased $19,000, or 118.8%, to $35,000 in the first three quarters of fiscal 1998, up from $16,000 for the first three quarters of fiscal 1997. The increase is attributable to reversing an estimated liability and related expense that were ultimately settled without cost to the company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $287,000 as of January 24, 1998 from $445,000 as of April 26, 1997.

Operations during the first three quarters ended October 25, 1997 required cash of $1,183,000 which resulted from a net loss of $1,033,000, an increase in net operating assets and net operating liabilities of $435,000, and $6,000, respectively, offset by depreciation and amortization of $291,000.

Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and equity derivative instruments. From August 1, 1996, to October 30, 1996, the Company issued 132 shares of Series A Preferred Stock in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes Payable in the aggregate principal amount of $1,650,000. From August 1, 1996, through February 7, 1998, the Company issued 176 shares of Series A Preferred Stock in exchange for $12,500 cash per share, generating $2,063,000 cash (see footnote 8). Near term cash requirements will be obtained using this same Preferred Stock vehicle.

In August, 1997, to raise additional working capital, the Company began issuing short term promissory notes. The notes are sold in multiples of $12,500, or fractions thereof, and pay interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date is June 30, 1998, however, the Company may, at its sole option, extend the maturity date to December 31, 1998. As November 14, 1997, the Company has generated $335,000 in cash by issuing the notes.

In addition to private placements of equity and notes receivable, management uses an accounts receivable-based credit line to meet short-term cash requirements (see note 5 to the financial statements). The credit line bears an interest rate of prime plus four points. As of February 24, 1998, the credit limit was set at $500,000 with an outstanding balance of $373,000.

If the above sources of cash do not become available or are not sufficient, the Company may be forced to curtail marketing and research and development activities which would adversely affect future operating results. Furthermore, if management is successful in raising additional funds, there is no guarantee that the Company will achieve profitable operations, or positive cash flow.

The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the Company's ability to continue as a going concern (see note 3 to the financial statements). Management recognizes these weaknesses and is taking aggressive steps to increase revenues through increased sales and marketing efforts.

PART II     OTHER INFORMATION


ITEM 5. FAILURE TO MEET NASDAQ MINIMUM LISTING REQUIREMENTS


The Company is currently out of compliance with NASDAQ'S capital and surplus requirement, as set forth in NASD Marketplace Rule 4310( c)(02) which became effective February 23, 1998. To meet the new minimum listing requirement, the Company must maintain net tangible assets of at least $2,000,000. The NASDAQ Listing Requirements Department has scheduled the Company's Common Stock to be delisted from the NASDAQ Stock Market effective with the close of business on March 16, 1998. The Company is requesting a hearing with the NASDAQ Listing Qualifications Department to appeal the delisting decision. The request for the hearing will stay the delisting of the Company's Common Stock pending the outcome of the hearing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

11. Statement regarding computation of per share earnings (see Financial Statements at Item 1 of this Quarterly Report on Form 10-Q).

27.   Financial Data Schedule.

(b)   Current reports on Form 8-K during the quarter ended January 24, 1998.

      During the third quarter of fiscal 1998, the Company filed no reports on Form 8-K.

                                    SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                              ABC Dispensing Technologies, Inc.
                                              --------------------------------
                                                        (Registrant)



Date:       March 9, 1998                     /s/ Charles M. Stimac, Jr.
     ----------------------------             --------------------------
                                                   Charles M. Stimac, Jr.
                                                   President/CEO