Form 10-Q/A
period 1998-01-24
ABC DISPENSING TECHNOLOGIES INC
filed 1998-03-25
CIK 748103

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

                                                      Nine Months Ended                           Three Months Ended
                                                Jan. 24, 1998    Jan. 25, 1997          Jan. 24, 1998         Jan. 25, 1997
---------------------------------------------------------------------------------------------------------------------------
Revenues:
         Products and services                $  4,511,000       $ 2,565,000              $ 1,995,000         $     427,000


Cost and expenses:
         Products and services                   3,165,000         2,076,000                1,404,000               313,000
         General and administrative              1,064,000         1,281,000                  331,000               268,000
         Selling and marketing                     337,000           470,000                  115,000               165,000
         Research and development                  924,000           344,000                  318,000               (47,000)
                                            --------------    --------------           --------------         -------------

         Total cost and expenses                 5,490,000         4,171,000                2,168,000               699,000

Loss from operations                              (979,000)       (1,606,000)                (173,000)             (272,000)


Other income and expense:
         Interest expense                          (99,000)          (74,000)                 (43,000)              (12,000)
         Interest Income                            10,000            14,000                    2,000                 5,000
         Other income (expense)                     35,000            16,000                  (30,000)               13,000
                                            --------------    --------------           --------------         -------------

         Total other income/(expense)              (54,000)          (44,000)                 (71,000)                6,000


Net loss                                       ($1,033,000)      ($1,650,000)              ($ 244,000)           ($ 266,000)
                                            ===============   ===============          ===============        =============


Basic earnings per share (note 7)                   ($0.07)           ($0.10)                  ($0.02)               ($0.02)
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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Common stock (continued)

A summary of the Company's stock option plans and employee stock warrants, and related information for the nine months ended January 24, 1998, and January 25, 1997, is as follows:


                                                           January 24, 1998                      January 25, 1997
                                                    -----------------------------------------------------------------
                                                                      Weighted                           Weighted
                                                                      Average                             Average
                                                       Shares     Exercise price           Shares     Exercise Price
                                                     ----------   --------------         ----------   --------------
Outstanding at beginning of period                    1,518,323       $ 1.68                510,966      $  2.46

     Granted                                            536,000       $ 1.09                879,851      $  1.27

     Canceled                                          (272,589)      $ 2.22                      -            -
                                                    -----------                         -----------

Outstanding at end of period                          1,781,734       $ 1.42              1,390,817      $  1.72
                                                    ===========                         ===========

Exercisable at end of period                          1,185,734       $ 1.53                909,075      $  2.03
                                                    ===========                         ===========

Available for grant                                   1,022,366                             349,183
                                                    ===========                         ===========

Weighted average fair value of options
     granted during the period                           $ 1.08                              $ 1.27


The following table summarizes information about stock options and employee stock warrants outstanding and exercisable by price range as of January 24, 1998:



                                                            Outstanding                               Exercisable
                                        -------------------------------------------------    -------------------------------------
                                                           Weighted
                                                            Average
                                                           Remaining         Weighted                                 Weighted
                                                          Contractual         Average                                 Average
Range of exercise prices                 Shares              Life          Exercise Price            Shares        Exercise Price
------------------------                --------          ------------     --------------           --------      ---------------
   $0.84 - $1.25                          1,170,832          4.48          $  1.13                    774,832      $        1.14

   $1.38 - $2.50                            424,652          7.09          $  1.44                    224,652      $        1.50

   $2.88 - $3.50                            186,250          1.87          $  3.16                    186,250      $        3.16
                                         ----------                                                ----------

                                          1,781,734                                                1,185,734
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

Options and warrants to purchase 3,117,234 were outstanding during the nine months ended January 24, 1998. Each option allows the holder to purchase one share of the Company's Common Stock. The exercise price of the options varies from $0.844 to $3.50 per share. The options and warrants were not used to compute diluted earnings per share because the Company has net losses for the periods reported, and therefore, the effect would be antidilutive.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $287,000 as of January 24, 1998 from $445,000 as of April 26, 1997.

Operations during the first three quarters ended January 24, 1998 required cash of $1,183,000 which resulted from a net loss of $1,033,000, an increase in net operating assets and net operating liabilities of $435,000, and $6,000, respectively, offset by depreciation and amortization of $291,000.

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