Form 10-K
period 1998-04-25
ABC DISPENSING TECHNOLOGIES INC
filed 1998-07-24
CIK 748103

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 1998
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ ] Yes [ X ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

         The aggregate market value of the voting stock held by non-affiliates as of July 15, 1998 was $12,863,000.

         The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

         Common Stock outstanding at July 24, 1998 was 17,591,498 shares.

Documents Incorporated by Reference

         The Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated by reference in Part III.

                                     Total number of pages of this report: 34
                                     Index to Exhibits located on page 33.

ITEM 1.  BUSINESS
-----------------

CORE COMPETENCE

         The Company designs, manufactures and services dispensing systems that utilize standard micro-processing technology and proprietary operating software. The current product offerings are specifically designed to allow amateur operators to accurately dispense liquids in varied retail environments. The Company's technology is protected by 23 patents and 4 patents pending. The systems were designed to provide their customers the capability to effectively dispense and control materials and minimize labor and waste.

         The core of the Company is the talented work force and patent protected technology. This core in combination with the ability to design, manufacture, install and service dispensing equipment provides the Company with the capabilities to meet the needs of its dispensing customers.

NEW DIRECTIONS

         The Company has set a strategy to focus all of its existing resources on the paint dispensing and juice dispensing product lines. These product lines represent the primary product development efforts of the past three years. Revenues and profits from these lines will be necessary to develop any additional dispensing systems. The successful commercialization of these products will allow for a balanced approach to development expense and resource allocations.

         New development project selection will be based on strict financial guidelines that include financial commitments from our customers as expenses are incurred. The Company will no longer expend development resources based on the speculation of a possible future order. This new, pay as you go, approach will ensure customer commitment to co-development efforts and will minimize the risk of development projects.

PRODUCTS

Industrial

         During the year, the Company has successfully introduced a new universal line of tint dispensing equipment in the United States market. The product line has been designed in a modular fashion that allows the configuration of the number of colorants and the size of the reservoirs to be matched to the customer's needs. It is estimated that over 95% of the world's tinting systems can be accommodated with the current modular design. The fiscal year ended April 25, 1998 included shipments of 299 units to The Home Depot and 14 units to smaller, independent paint companies. The benefits of the Royal Match(TM) system include:

         1. Elimination of daily purging:

         2. Self-calibration to adjust for changes in tint rheology, including temperature, density and viscosity.

         3. Limited moving parts to minimize maintenance requirements; and

         4. Self-cleaning dispensing of clear flush after each dispense cycle.

         The Company is committing $400,000 in resources to a 30-day free trial of Royal Match(TM) paint colorant dispensers to qualified, prospective members of the AllPro Group and other paint manufacturers and retailers. To date, 100% of the customers who have evaluated the Royal Match(TM) dispensers have purchased equipment.

         During the fiscal years ended April 25, 1998, and April 26, 1997, paint product sales to The Home Depot represented 89%, and 3% of total Company revenues, respectively. As anticipated, fiscal 1998 sales to the Sherwin-Williams Company decreased dramatically to 1% of FY 1998 revenues. This compares to total revenues from the Sherwin-Williams Company in fiscal 1997 and fiscal 1996 of 54% and 72%, respectfully. Future sales to the Sherwin-Williams Company are uncertain and are not being included in current plans. Future sales to The Home Depot are not anticipated to include large single orders but rather multiple small unit orders to meet the customer's need for new store openings and to gradually retrofit the existing store base.

         Other Industrial dispensers that have been partially developed and field tested have not received any significant resources during fiscal 1998. The Company has implemented a focused strategy that centers on successful commercialization of existing projects prior to shifting resources to new products.


Beverage

         The Company currently manufactures and markets two types of beverage dispensers: juice and liquor.

         The juice dispensers are marketed through the Virtual Squeeze(TM) joint venture agreement with Damon Industries Inc., a Nevada based juice manufacturer and distributor. Virtual Squeeze has targeted the $3 billion institutional juice market with a self-contained, dispenser designed to use shelf stable, bag in the box concentrates. The equipment is the only known juice dispenser specifically designed to use shelf stable fruit juice products. The program features include:

         1. No charge for dispenser, installation or service.

         2. Self contained unit includes bag storage and provides additional counter space.

         3. Mandatory sanitization is required every 28 days.

         4. Three programmable portion sizes.

         5. Shelf stable product is stored at room temperatures.

         6. Can be used as a stationary tower or hand held wand.

         7. Large capacity chilling to dispense drinks at 40 degrees or less.

         8. Easy to handle, 200 oz concentrate bag.

         9. Blending of any 2 flavors to increase variety.

         10. Virtual elimination of waste.

         11. Saves time, money and labor.

         Because of the nature of the joint venture, there is no consolidation of sales and expenses in the Company's financial statements. Financial results for the joint venture are included as Equity in Loss of Joint Venture. The joint venture's total revenues from June 7, 1997 through April 25, 1998 were $155,000.

         The Company's UltraBar(TM) liquor dispensing system pours multi-ingredient drinks quickly and consistently. Advantages of the system include: speed, accuracy, cash and inventory accountability, and control of theft, spillage, overpours and giveaways.

         Sales of UltraBar(TM) products accounted for 5.2%, 10.1%, and 7.5% of total Company revenues in FY 1998, FY 1997, and FY 1996, respectfully.

New Product Development

         The Company offers development services on a contract basis to customers wishing to develop dispensers that are specifically designed to meet specific needs. These development efforts are offered only on a pay as you go contract basis that ensures the Company will be adequately compensated for its' knowledge and resources.

SERVICES

Service/Technical Support

         The Company has a geographically dispersed service organization that has the ability to support the equipment sales of the Company in the United States. The support of third party equipment is performed on a contracted basis and generally includes special travel compensation. The Company is continuing to analyze the need for additional service technicians as the equipment base grows. The full service responsibilities of The Home Depot equipment has necessitated the addition of several technicians in strategic locations.

         The Company utilizes it technical service organization to perform third party installation and service for other electronic equipment manufacturers. Service sales accounted for 11.4%, 21% and 15.1% of total Company revenues in fiscal 1998, fiscal 1997 and fiscal 1996, respectfully.

SALES BACKLOG

         As of April 25, 1998 the sales order backlog (unshipped product orders) was $483,000. As of April 27, 1997 the sales order backlog was $4.4 million, primarily related to The Home Depot order of 300 machines, which was shipped in fiscal 1998.

INTERNATIONAL SALES

         Revenues from international sales were 3 percent of sales for fiscal 1998, and 1 percent for fiscal 1997 and fiscal 1996. Primary international sales efforts center on liquor equipment to Canada and Industrial Sales to South America, Europe and Canada.

COMPETITION

         The Company is one of four manufacturers that offer automatic, computer controlled tint dispenser in the United States. Of the other three manufacturers, one has an established presence in the U.S. market, the other two being foreign companies trying to enter the domestic paint industry. The technology of all of the competition is similar and is based on mechanical displacement pumps. The release of exclusivity from the Sherwin-Williams in April of 1997, has provided the Company access to the entire U.S. market. The Company believes that the design and features of its' dispensing equipment, in combination with the ability to provide nationwide, on-site technical support can give the Company a distinctive competitive advantage in the marketplace.

         The institutional juice market in the United States is estimated at $3 billion and is highly competitive. Competition in this market is fragmented and diverse, ranging from small independent juice manufacturers, distributors, and brokers to major economic concerns such as Sunkist(TM). There is no dominate entity that controls the juice market. The joint venture will compete in this market place with shelf stable juice products that will be dispensed with a unit specifically designed to meet the needs of the health care industry. The Company believes that Virtual Squeeze(TM) is the only dispenser specifically designed for bag in the box juice products.

HUMAN RESOURCES

         As of July 24, 1998, the Company had 44 full-time employees, equivalent to the same time last year. The Company has cash and stock option incentive plan programs for substantially all full-time employees. In fiscal year 1997, the Company has increased the employee option program to provide greater degrees of employee ownership and to help ensure a stable workforce. The employees are not represented by a union. Temporary workers are utilized in the production process. A highly qualified labor pool exists in the immediate geographic area should the Company need to expand its workforce.

PATENTS

         The Company has consistently sought patent protection for its proprietary technology and products. To date, 23 patents are outstanding and an additional 4 are pending. Patent coverage of our dispensing technology is broad. Research and development expenditures for the fiscal years 1998, 1997, and 1996 were $691,000, $629,000, and $714,000, respectively.

ENTITIES & FISCAL YEAR

         "ABC" is comprised of three legal entities: the parent (public entity)--ABC Dispensing Technologies, Inc., (a Florida corporation) (NASDAQ:ABCC), the operating subsidiary--ABC Dispensing Technologies, Inc. (an Ohio corporation), and a second subsidiary that holds the patents--ABC Tech Corp (an Ohio corporation).

         "Fiscal Year 1998" ended April 25, 1998. The Company has adopted a fiscal year ending on the Saturday closest to April 30. Each quarter consists of 13 weeks.

ITEM 2. PROPERTIES
------------------

         The Company owns a single floor building of approximately 18,400 square feet of office, laboratory, and production space located in Akron, Ohio. The property is encumbered by a mortgage in favor of a institutional lender. The principal balance of the mortgage was $257,000 as of April 25, 1998.

         The Company leases additional laboratory and warehouse space from independent third parties on an as needed basis.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company presently is not involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

A.       PRICE RANGE OF COMMON STOCK
         ---------------------------

         The Company's common stock trades on The Nasdaq SmallCap Market under the symbol ABCC. The table below shows the range of bid prices of the common stock for the last two years as reported by NASDAQ reflecting inter-dealer prices, without retail mark-up or markdowns, or commissions (and may not necessarily represent actual transactions).

Common Stock (ABCC):
------------------------------------------------------------------------------------------------------------------------------------
Year Ended April 25, 1998 Prices:                                                                High Bid          Low Bid
------------------------------------------------------------------------------------------------------------------------------------
01/25/98 - 04/25/98 (Fourth Quarter)                                                              $1 -   5/8         $    7/8
10/26/97 - 01/24/98 (Third Quarter)                                                                1 -   1/4            17/32
07/27/97 - 10/25/97 (Second Quarter)                                                               1 - 11/32            23/32
04/27/97 - 07/26/97 (First Quarter)                                                                1 -  3/16            25/32

Common Stock (ABCC):
------------------------------------------------------------------------------------------------------------------------------------
Year Ended April 26, 1997 Prices:                                                                High Bid          Low Bid
------------------------------------------------------------------------------------------------------------------------------------
01/26/97 - 04/26/97 (Fourth Quarter)                                                              $2 - 1/4          $1 - 1/16
10/27/96 - 01/25/97 (Third Quarter)                                                                2 - 1/16             11/16
07/28/96 - 10/26/96 (Second Quarter)                                                               1 - 7/16             13/16
04/28/96 - 07/27/96 (First Quarter)                                                                2 - 1/8           1 - 3/16

B.       APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
         ---------------------------------------------

                                                     Approximate Number of
                                                          Record Holders
                       Title of Class                 as of July 15, 1998
                       --------------                ---------------------

                  Common Stock, $.01 par value                1,100

C.       DIVIDENDS
         ---------

         The Company has never paid a dividend on common stock and has no current plans to do so. Future policy for common stock dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.

On October 7, 1997, the Company paid its February 1 and August 1, 1997 Preferred Stock dividend requirements by issuing common stock. The total number of common shares issued for the February 1, 1997 dividend was 61,240. The shares were valued at $1.094 per share. The total number of common shares issued for the August 1, 1997 dividend was 179,828. The shares were valued at $0.844 per share.

On April 15, 1998, the Company paid its February 1, 1998 Preferred Stock dividend requirement by issuing common stock. The total number of common shares issued for the February 1, 1998 dividend was 228,636. The shares were valued at $0.733 per share.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FOR THE FISCAL YEARS ENDED                  APRIL 25,          APRIL 26,        APRIL 27,         APRIL 29,       APRIL 30,
---------------------------------------------------------------------------------------------------------------------------
                                                 1998              1997             1996              1995          1994
---------------------------------------------------------------------------------------------------------------------------
REVENUES (a)                               $5,299,000        $3,073,000       $5,312,000        $3,359,000       $5,010,000

NET LOSS                                  $(2,028,000)      $(2,968,000)     $(1,324,000)      $(2,681,000)     $(1,378,000)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      17,230,000        17,074,000       16,414,000        15,669,000       14,155,000

NET LOSS PER SHARE -
  BASIC AND DILUTED                            $(0.13)           $(0.18)          $(0.08)           $(0.17)          $(0.10)

TOTAL ASSETS                               $3,294,000        $3,350,000       $4,020,000        $3,719,000       $4,190,000

LONG-TERM OBLIGATIONS                        $257,000          $283,000         $294,000          $278,000             $-0-

STOCKHOLDERS' EQUITY                       $1,003,000        $1,635,000       $1,085,000          $515,000       $2,194,000

DIVIDENDS DECLARED
PER SHARE OF COMMON STOCK                        $-0-              $-0-             $-0-              $-0-             $-0-

RESEARCH & DEVELOPMENT (a)                   $691,000          $629,000         $714,000          $606,000         $386,000


(a) Research & Development costs for fiscal years 1994, 1995, 1996, and 1997 include costs subject to reimbursement under various agreements. The amounts earned under these agreements are included in revenues for the respective years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has continued its new focus on project commercialization. No longer are resources committed to new projects without financial commitment from the customer. Development projects are now being limited to concepts that are financially supported by the requesting organizations. The Company's focus can best be illustrated by its efforts to achieve successful market acceptance of its current development projects.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

         The net loss for FY 1998 was $2,028,000, a decrease of $940,000, or 31% over the net loss of $2,968,000 for FY 1997. The net loss for the fourth quarter of fiscal 1998 decreased $323,000, or 24.5%, to $995,000, from the $1,318,000 net loss for the fourth quarter of the prior year.

         While revenues have increased significantly (see below), losses have not decreased proportionately. This is due to $321,000 of costs being deferred into future periods in October 1996. The deferred costs relate to the adaptation of the ROYAL MATCH(TM) tint dispensing system to meet the specific needs of The Home Depot. Had the costs not been deferred, the net loss for fiscal 1998 and fiscal 1997 would have been $1,858,000 and $3,138,000, respectively. The decrease in net loss for fiscal 1998 would have been $1,280,000, or 40.7%, from the same period in the prior year. The costs were amortized over a period of 11 months and were fully amortized as of October 25, 1997.



Revenues                          FY 1998                    FY 1997

Equipment sales                 $ 4,694,000               $ 2,427,000
Service revenues                    605,000                   646,000
                                -----------               -----------
   Total                        $ 5,299,000               $ 3,073,000
                                ===========               ===========

         Equipment sales for fiscal 1998 increased $2,267,000, or 93.4%, over fiscal 1997. The increase is due to $2,609,000 in increased sales of paint colorant dispensers which were partially offset by decreases of $246,000 in beverage equipment sales and $96,000 in industrial equipment sales and project development revenues. Equipment sales for the fourth quarter of fiscal 1998 increased $338,000, or 79.3%, over the fourth quarter of fiscal 1997. This increase is due to $352,000 in increased sales of paint colorant dispensers which was partially offset by a $14,000 decrease in beverage equipment sales.

         The increase in sales of paint colorant dispensers is due to the Company not having any significant orders for paint colorant dispensers from the middle of the second quarter to the end fiscal 1997. The decrease in sales of beverage equipment is due to the company discontinuing its' Omnitron(TM) soft drink line of beverage dispensers in the second quarter of fiscal 1997. The decrease in sales of industrial equipment and project development revenues is a result of the company focusing on the paint and institutional juice markets. The Company's current strategy is to develop only products for which there is a known market need and customers who are committed to the product.

         Service revenues for fiscal 1998 were down $41,000, or 6.3% from fiscal 1997. The decrease was due to a $203,000 decrease in sales of replacement parts which was partially offset by a $162,000 increase in service labor revenues. Service revenues for the fourth quarter of fiscal 1998 increased $73,000, or 34.6% from same period of the prior year. The increase was due to a $85,000 increase in service labor revenues which was partially offset by a $12,000 decrease in sales of replacement parts. Sales of replacement parts decreased due to discontinuation of the TINT-A-COLOR(TM) paint colorant dispensers and the Omnitron(TM) soft drink dispensers. Additionally, Royal Match(TM) paint dispensers sold during fiscal 1998 were under warranty throughout the year. Service labor revenues increased due to installation charges and service contract revenues on ROYAL MATCH(TM) paint colorant dispensers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Margins                               FY 1998           FY 1997

Equipment                                    30.5%             29.9%
                                            =====              ====
Service                                       5.5%            (41.1)%
                                            =====              ====
   Total                                     27.6%             15.0%
                                            =====              ====

         For fiscal 1998, gross margin as a percentage of sales on equipment increased 0.6 points over fiscal 1997. For the fourth quarter of fiscal 1998, gross margin as a percentage of sales on equipment increased 11.6 points over the fourth quarter of fiscal 1998. The increases resulted from higher margins obtained from sales of the new Royal Match(TM) paint dispensers and the Company's withdrawal from the soft drink market.

          For fiscal 1998, gross margin as a percentage of service revenues increased 46.6 points over fiscal 1997. For the fourth quarter of fiscal 1998, gross margin as a percentage of service revenues increased 71.5 points over the fourth quarter of fiscal 1997. These increases are primarily due to increased equipment installation charges and service contract revenues on ROYAL MATCH(TM) paint colorant dispensers, and a decline in low (or negative) margin service on soft drink equipment resulting from the discontinuation of the Omnitron(TM) soft drink dispensers. Additionally, in fiscal 1997, the Company had negotiated with Sherwin-Williams to retrofit existing paint colorant dispensers at a price equal to the Company's cost.

General and administrative

         General and administrative expenses decreased $255,000, or 12.7%, to $1,742,000 in fiscal 1998, down from $1,997,000 for the same period of the prior year. Severance expense of $221,000 which was incurred in fiscal 1997 and a decrease in bad debt expense of $96,000 in fiscal 1998 are primarily responsible for the decrease. These decreases were partially offset by an increase in payroll expense of $60,000 during fiscal 1998.

For the fourth quarter of fiscal 1998, general and administrative expenses decreased $38,000, or 5.3%, to $678,000, down from $716,000 for the fourth quarter of fiscal 1997. The decrease is comprised of individually immaterial increases and decreases in various expenses which aggregate to a $38,000 decrease.

Selling and marketing expenses

For fiscal 1998, selling and marketing expenses decreased $244,000, or 34.8%, to $456,000, down from $700,000 for fiscal 1997. The decrease was primarily due to sales and marketing personnel performing more research and development, and administrative activities in the first three quarters of fiscal 1998 than in same period of the prior year. The allocation of sales and merchandising payroll expense to research and development and general and administrative expense was responsible for $148,000 of the decrease. The decreased selling and marketing activity also resulted in a decrease of $44,000 in travel expense and an aggregate decrease of $52,000 for fees, subscriptions, promotions and literature during fiscal 1998, as compared to the same period of the prior year.

Selling and marketing expense decreased $111,000, or 48.3%, to $119,000 in the fourth quarter of fiscal 1998, down from $230,000 for the same period of the prior year. A decrease in marketing activity led to decreased payroll expense of $73,000, decreased travel expense of $16,000, and an aggregate decrease of $52,000 for fees, subscriptions, promotions and literature as compared to the same period of the prior year

Research and development

         For fiscal 1998 research and development expenses increased $62,000, or 9.8%, to $691,000, up from $629,000 for fiscal 1997. The increase in research and development expenses is due to continued development of, and enhancements to, the ROYAL MATCH(TM) paint colorant dispenser, the CHECK MATE(TM) software which controls the ROYAL MATCH(TM), and the VIRTUAL SQUEEZE(TM) juice dispenser.

         For the fourth quarter of fiscal 1998, research and development expenses decreased $91,000, or 31.9%, to $194,000, down from $285,000 in fiscal 1997. The decrease is due to the ROYAL MATCH(TM) paint colorant dispenser and the VIRTUAL SQUEEZE(TM) juice dispenser being virtually completed during the fourth quarter of fiscal 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

Interest expense

For fiscal 1998, interest expense increased $22,000, or 15.9%, to $160,000, up from $138,000 in fiscal 1997. The increase is due to higher debt balances in fiscal 1998.

Equity in loss of joint venture

The Company's equity in the loss of the Virtual Squeeze Joint Venture was $67,000 for fiscal 1998. Fiscal 1998 was the first year of operations for the joint venture. The loss is attributable to the start up costs and marketing expenses for the joint venture.

Other income

Other income decreased $142,000, or 85%, to $25,000 in fiscal 1998, down from $167,000 for fiscal 1997. The decrease is primarily attributable to the reversal of estimated liabilities and related expenses of the securities litigation settlement in fiscal 1997. The underlying matters were ultimately settled without cost to the Company in the prior year.

FISCAL 1997 COMPARED TO FISCAL 1996

The net loss for FY 1997 was $2,968,000, an increase of $1,644,000, or 124% over the net loss of $1,324,000 for FY 1996. The Company's consolidated results of operations for the two years are summarized below:

Revenues                           FY 1997                    FY 1996

Equipment sales                  $ 2,427,000               $ 4,258,000
Service revenues                     646,000                   799,000
Royalties                                  -                   255,000
                                 -----------               -----------
   Total                         $ 3,073,000               $ 5,312,000
                                 ===========               ===========

         Equipment sales for FY 1997 were $2,427,000, a decrease of $1,831,000, or 43%, from FY 1996 equipment sales of $4,258,000. The decrease was primarily due to a $1,504,000 decline in sales of paint colorant dispensers to The Sherwin-Williams Company. The production and shipment of equipment to fill an order from Sherwin-Williams was completed during the second quarter of FY 1997 and no additional orders for equipment were received from Sherwin-Williams.

         Sales of beverage equipment decreased $227,000 due to the Company's withdrawal from the soft drink market in FY 1997. Additionally, project development revenues decreased in FY 1997 and are responsible for the remaining $100,000 decrease. The Company's new strategy to develop only products for which there is a known market need led to the decrease in project development revenues. Service revenues for FY 1997 were $646,000, a decrease of $153,000, or 19.1%, from FY 1996 service revenues of $799,000. The decrease was due to decreased installation revenue from Sherwin-Williams as their order was completed in the second quarter of FY 1997, and decreased service revenue on soft drink equipment as the Company withdrew from the soft drink market in FY 1997.

         Royalty revenues for FY 1997 decreased $255,000, or 100%, from FY 1996. The absence of royalty revenues in FY 1997 was due to the termination of the Company's contractual relationship with Sherwin-Williams.

Gross Margins                                FY 1997           FY 1996

Equipment                                     29.9%             30.8%
                                              ====              ====
Service                                      (41.1)%           (20.7)%
                                              ====              ====
   Total                                      15.0%             23.0%
                                              ====              ====

         In FY 1997, gross margin as a percentage of sales on equipment decreased 0.9 points to 29.9%, down from 30.8% in FY 1996. The decrease was due to a change in product mix caused by the cessation of shipments to Sherwin-Williams in the second quarter of FY 1997 and the Company's withdrawal from the soft drink market.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Gross margin as a percentage of service revenue in FY 1997 decreased
20.4 points to a negative 41.1%, down from a negative 20.7% in FY 1996. The decrease was primarily due to the Company terminating its relationship with Sherwin-Williams and the Company's withdrawal from the soft drink market. Service expenses did not decrease with the decline in revenues. Additionally, the Company had negotiated with Sherwin-Williams to retrofit existing paint colorant dispensers at a price equal to the Company's cost.

General and administrative

         General and administrative expenses increased $891,000, or 80.6%, to $1,997,000 in FY 1997, up from $1,106,000 in FY 1996. The increase was attributable to $509,000 in management reorganization and related payroll costs; a $191,000 increase in amortization of deferred charges during fiscal 1997; a $93,000 increase in bad debt expense; a $61,000 increase in payroll expense; and $37,000 of individually immaterial increases in various expenses. The management reorganization was completed in fiscal 1997.

Selling and marketing expenses

         Selling and marketing expenses increased $160,000 or 29.6%, to $700,000 in FY 1997, up from $540,000 in FY 1996. Selling & marketing expenses increased due to a larger sales force in the current year, and increased expenses related to product presentations at trade shows and to industry councils.

Research and development

         Research and development expenses decreased $85,000 or 11.9%, to $629,000 in FY 1997, down from $714,000 in FY 1996. The decrease was due to fewer product development projects in FY 1997 than in the prior year. Management's strategy is to only pursue development projects when there is a known market need for the product and there is a customer who has committed to purchase the product. Management believes that this strategy will increase the commercial viability of the project.

Other income (expense)

         Other income (net) decreased $210,000, or 62.9%, in FY 1997 to $124,000, from $334,000 in Fiscal 1996. The decrease was primarily attributable to the reversal of $95,000 of securities and contract litigation fees in FY 1997, versus a $366,000 reversal in FY 1996 (see note 13 to the financial statements). Additionally, investment income decreased $74,000 from the prior year as most of the Company's investments were liquidated. These decreases were offset by individually immaterial increases in other revenues. The funds received from liquidating investments were used for continuing operations. The Company's operating results may fluctuate in the future as a result of a number of factors, including changes in pricing policies by the Company's suppliers, the market acceptance of new and enhanced versions of the Company's products, and general economic conditions.


FISCAL 1996 COMPARED TO FISCAL 1995

         The net loss for FY 1996 was $1,324,000, down $1,357,000, or 50.6%, from the $2,681,000 net loss for FY 1995. The Company's consolidated results of operations for the two years are summarized below:

Revenues                                FY 1996                    FY 1995

Equipment sales                        $4,258,000                $2,525,000
Service revenues                          799,000                   683,000
Royalties                                 255,000                   151,000
                                      -----------               -----------
   Total                               $5,312,000                $3,359,000
                                      ===========               ===========

         Equipment sales increased $1,733,000, or 68.6%, to $4,258,000 in FY 1996, up from $2,525,000 in FY 1995. The increase was due to $1,710,000 in increased sales of paint-tint dispensers to The Sherwin-Williams Company and an increase of $23,000 in project development revenues during FY 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Service revenues for FY 1996 were $799,000, an increase of $116,000, or 17.0%, from FY 1995 service revenues of $683,000. The increase was due to service and installation for new equipment sales to Sherwin-Williams.

         In FY 1996, royalty revenue increased $104,000, or 68.8%, to $255,000, up from $151,000 in FY 1995. Increased sales of paint-tint dispensers to The Sherwin-Williams Company caused the increase.

Gross margins                             FY 1996           FY 1995

Equipment                                  30.8%             27.2%
                                          =====             =====
Service                                   (20.7)%           (10.4)%
                                          =====             =====
   Total                                   23.0%             19.6%
                                          =====             =====

         In FY 1996, gross margin as a percentage of sales on equipment increased 3.6 points to 30.8%, up from 27.2% in FY 1995. The variance was caused by a $150,000 write-off of obsolete inventory in FY 1995 that exceeded the FY 1996 write-off by $92,000. The additional write-off in FY 1995 lowered the gross margin from 30.8% to 27.2%.

         Gross margin as a percentage of service revenue in FY 1996 decreased
10.3 points to a negative 20.7%, down from a negative 10.4% in FY 1995. The decrease was due to increased travel and administrative expenses associated with installation and service of new equipment.

General and administrative

General and administrative expenses increased $57,000, or 5.4%, to $1,106,000 in FY 1996, up from $1,049,000 in FY 1995. The increase was due to increased payroll expense and supplemental legal counsel for public company matters.

Selling and Marketing
         Selling and marketing expenses increased $134,000, or 33%, to $540,000 in FY 1996, up from $406,000 in FY 1995. The increase was caused by additional international marketing efforts for both paint and beverage products.

Research and development

         Research and development expenses increased $108,000, or 17.8%, to $714,000 in FY 1996, up from $606,000 in FY 1995. The change resulted from increased new product development activity. Numerous dispensing applications were under development during FY 1996, including: the institutional juice dispenser, a chemical coatings dispenser, and a cement additives dispenser.

Securities and contract litigation

         The distribution of the Class Action settlement fund (see Note 14 to the Consolidated Financial Statements) and the final valuation of the Company's contributed common stock to the fund allowed the Company to lower the accrual for settlement costs and legal expenses by $366,000. The Company had originally accrued $1,000,000 in FY 1995 to record estimated remaining settlement costs and legal fees. The remaining accrual at April 27, 1996, was $95,000.

Interest expense

         Interest expense was $134,000 in FY 1996, up $106,000, or 378.6%, from the FY 1995 interest expense of $28,000. The increase is due to a full year of interest on the building mortgage, an increased average balance on the line-of credit, and an increase of $500,000 in long-term debt during FY 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased to $351,000 as of April 25, 1998 from $488,000 at April 27, 1996. Operations for fiscal 1998 used cash of $1,594,000 which resulted from a net loss of $2,028,000, and net increases in operating assets of $165,000, offset by depreciation and amortization and non-cash charges of $496,000, and net increases in net operating liabilities of $103,000. Net cash used by investing activities was $293,000 which included net advances of $255,000 to the Virtual Squeeze Joint Venture and $33,000 in additions to the Company's patent portfolio. Net cash provided by financing activities was $1,793,000. The cash provided by financing activities is attributable to $1,617,000 in private placements of Preferred Stock and notes payable and $199,000 in advances from the Company's Line of Credit. The Company currently has no material commitments for capital expenditures.

         Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and equity derivative instruments. From August 1, 1996, to October 30, 1996, the Company issued 132 shares of Series A Preferred Stock in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes Payable in the aggregate principal amount of $1,650,000. From August 1, 1996, through May 1, 1998, the Company issued 267 shares of Series A Preferred Stock in exchange for $12,500 cash per share, generating $3,338,000 cash (see footnote 9).

         In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company anticipates using proceeds of one or more equity offerings to satisfy its obligation under the Notes at the extended maturity date. If the Company is not successful is raising such proceeds, it may seek to further extend the maturity date through negotiations with Holders of the Notes and their representatives. As of April 25, 1998, the Company has issued notes in the aggregate of $335,000.

         The Company maintains an accounts receivable credit line to meet short-term cash requirements (see note 5 to financial statements). The credit line bears an interest rate of prime plus four points. The credit line provides for a maximum of $500,000 borrowing capacity to the Company. As of July 15, 1998, $178,000 was outstanding under the line of credit and due to collateral requirements no funds were available to be advanced thereunder. The credit line matures December 31, 1998 The Company plans to seek extension of the credit line every 12 months until the Company's cash flows from operations are sufficient to satisfy its short-term cash requirements. If the Company is unable to extend the credit line maturity date, it will be forced to more heavily rely on the proceeds of the debt and/or equity placements.

         The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using advances from its line of credit and through the proceeds of offerings of its equity securities. The Company is currently attempting to raise at least $2,000,000 through an offering of its Convertible Preferred Stock. The exact terms of this offering have not been finalized. Longer term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

         The Company's long-term capital plan is critically dependent upon the commercial success of its Products and, to the extent success is not timely achieved, its ability to implement significant cost reduction programs. Toward this end, Management has taken steps to increase revenue through sales and marketing efforts that include the redeployment of research and development resources of the Company to work closely with the Company's existing and prospective customers in the paint and beverage industry to refine the Company's products and maximize their commercialization. If it becomes necessary to implement significant cost reduction programs, it is likely that such programs will involve a significant curtailment of marketing and research and development activities as well as payroll reductions which would likely have an adverse affect on future operating results. There can be no assurance that the Company will be successful in generating operating profit and sufficient operational cash flow through the commercial success of its products or any such cost reduction programs. If the Company is not successful in this regard, Management will have to consider alternative uses of its assets including the possible licensing or outright sale of one or more of its proprietary technologies.

         The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the Company's ability to continue as a going concern (see Note 3 to the Financial Statements).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 AUDIT

         Grant Thornton, LLP has audited the consolidated balance sheet of the Company as of April 25, 1998, and the related consolidated statement of operations, cash flows and stockholders' equity for the year ended April 25, 1998. In its report of June 30, 1998, to the Board of Directors and to the Company it is stated that the financial statements have been prepared assuming that the Company will continue as a going concern. However, their report states that the "history of operating losses and limited capital resources raise substantial doubt" about the Company's ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements).

IMPACT OF YEAR 2000

         The year 2000 issue pertains to computer programs that were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize the year "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations.

         During fiscal 1998, the Company updated its critical operational software to make the software "2000 compliant." The cost to update the Company's software approximated $3,000. The Company believes that the updates to its existing software have eliminated any operational problems that may have occurred due to the year 2000 issue. The Company does not believe that it will experience any difficulties arising from customers or vendors who have not updated their software to be 2000 compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                                       PAGE NO.
--------------------------------------------------------                                                       --------
REPORTS OF INDEPENDENT AUDITORS                                                                                   15-16

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of April 25, 1998 and April 26, 1997                                         17

         Consolidated Statement of Operations for the Years ended April 25, 1998,
            and April 26, 1997, and April 27, 1996                                                                   18

         Consolidated Statement of Cash Flows for the Years ended April 25, 1998,
            and April 26, 1997, and April 27, 1996                                                                   19

         Consolidated Statement of Stockholders' Equity for the Years ended
            April 25, 1998, and April 26, 1997, and April 27, 1996                                                   20

         Notes to Consolidated Financial Statements                                                               21-30

SUPPLEMENTARY DATA:

         Schedule II-Valuation and Qualifying Accounts                                                               31

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                      -14-

                         Report of Independent Auditors


The Board of Directors and Stockholders
ABC Dispensing Technologies, Inc.

We have audited the accompanying consolidated balance sheets of ABC Dispensing Technologies, Inc. as of April 25, 1998 and April 26, 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABC Dispensing Technologies, Inc. at April 25, 1998 and April 26, 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company's history of operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                                  GRANT THORNTON LLP


Cleveland, Ohio
June 30, 1998
(Except for note 15,
 as to which the date
is July 9, 1998)

                         Report of Independent Auditors


The Board of Directors and Stockholders
ABC Dispensing Technologies, Inc.

We have audited the accompanying consolidated statements of operations, cash flows and stockholders' equity of ABC Dispensing Technologies, Inc. (name changed from American Business Computers Corporation) for the fiscal year ended April 27, 1996. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the fiscal year ended April 27, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ABC Dispensing Technologies, Inc. for the fiscal year ended
April 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the fiscal year ended April 27, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the fiscal year ended April 27, 1996, have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company's history of operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that might result from the outcome of this uncertainty.


                                                            ERNST & YOUNG LLP

Akron, Ohio
June 8, 1996


                                                 ABC DISPENSING TECHNOLOGIES, INC.
                                                    CONSOLIDATED BALANCE SHEETS


ASSETS                                                                              April 25, 1998            April 26, 1997
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                   $    351,000             $     445,000
         Accounts receivable, less allowance for doubtful accounts
           of $84,000 in 1998 and $191,000 in 1997                                        708,000                   327,000
         Inventories (Note 4)                                                           1,290,000                 1,431,000
                                                                                   --------------           ---------------
                  Total current assets                                                  2,349,000                 2,203,000

Property, plant, and equipment (Note 5 and 11)                                            644,000                   704,000

Other assets:
         Investment in Joint Venture (Note 14)                                            202,000                         -
         Intangible assets, less accumulated amortization of
           $633,000 in 1998 and $552,000 in 1997                                           29,000                   102,000
         Patents pending and deferred charges                                              70,000                   341,000
                                                                                   --------------           ---------------
                                                                                          301,000                   443,000
                                                                                   --------------           ---------------

Total Assets                                                                         $  3,294,000              $  3,350,000
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Current portion of long-term debt                                        $        36,000           $        36,000
         Short-term notes payable (Note 5)                                                300,000                         -
         Line of credit (Note 5)                                                          201,000                     2,000
         Accounts payable                                                                 649,000                   877,000
         Accrued liabilities:
           Accrued interest                                                                22,000                         -
           Employee compensation and benefits                                             199,000                   224,000
           Warranty reserve                                                               169,000                    88,000
           Other                                                                          197,000                   177,000
         Deferred income                                                                  261,000                    28,000
                                                                                   --------------           ---------------
                  Total current liabilities                                             2,034,000                 1,432,000

Long-term debt (Note 5)                                                                   257,000                   283,000

Stockholders' equity (Notes 7, 9):
         Preferred Stock - Series A, 9% cumulative;
          authorized 480 shares 374 and 271 shares issued
          and outstanding in 1998  and 1997, respectively                               4,675,000                 3,388,000
         Common Stock, $.01 par value; authorized 50,000,000
          shares; 17,591,498 and 17,114,279 shares issued 1998
          and 1997, respectively                                                          176,000                   171,000
         Additional paid-in capital ($37,000 restricted for cost of
           treasury shares held in 1997)                                               19,461,000                19,014,000
         Retained earnings (deficiency)                                             (  23,264,000)           (   20,850,000)
                                                                                   --------------           ---------------
                                                                                        1,048,000                 1,723,000
         Less notes receivable - stockholders                                       (      45,000)           (       51,000)
         Less cost of treasury stock, 35,000 shares                                             -            (       37,000)
                                                                                   --------------           ---------------
            Total Stockholders' Equity                                                  1,003,000                 1,635,000
                                                                                   --------------           ---------------
Total Liabilities and Stockholders' Equity                                          $   3,294,000            $    3,350,000
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                                                 ABC DISPENSING TECHNOLOGIES, INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS


                                                            Years Ended April 25,        April 26,              April 27,
                                                                            1998             1997                   1996
                                                            -----------------------------------------------------------------------
Revenues:
         Equipment Sales                                        $  4,694,000            $   2,427,000         $   4,258,000
         Service revenues                                            605,000                  646,000               799,000
         Royalties                                                         -                        -               255,000
                                                           -----------------          ---------------       ---------------
                                                                   5,299,000                3,073,000             5,312,000

Cost and expenses:
         Cost of equipment sold                                    3,604,000                1,848,000             3,060,000
         Service expenses                                            632,000                  991,000             1,550,000
         General and administrative                                1,742,000                1,997,000             1,106,000
         Selling and marketing                                       456,000                  700,000               540,000
         Research and development                                    691,000                  629,000               714,000
                                                           -----------------          ---------------       ---------------
                                                                   7,125,000                6,165,000             6,970,000
                                                           -----------------          ---------------       ---------------

Loss from operations                                             ( 1,826,000)             ( 3,092,000)          ( 1,658,000)

Other income (expense)
         Litigation fees and settlement (Note 13)                         -                    95,000               366,000
         Interest expense                                        (   160,000)             (   138,000)          (   134,000)
         Equity in loss of joint venture                         (    67,000)                       -                     -
         Other, net                                                   25,000                  167,000               102,000
                                                           -----------------          ---------------       ---------------

                                                                 (   202,000)                 124,000               334,000
                                                           -----------------          ---------------       ---------------

Net loss                                                       $(  2,028,000)            $( 2,968,000)         $( 1,324,000)
------------------------------------------------------------------------------------------------------------------------------------


Net loss per share - Basic and Diluted                         $(       0.13)            $(      0.18)         $(      0.08)
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                                                 ABC DISPENSING TECHNOLOGIES, INC.
                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Years Ended April 25,         April 26,          April 27,
                                                                               1998              1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
---------------------
Net loss                                                            $( 2,028,000)         $( 2,968,000)       $(  1,324,000)

      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Deprecation and amortization                                    386,000               313,000              110,000
         Loss on disposal of asset                                         6,000                     -                    -
         Loss on equity investment in Joint Venture                       67,000
         Treasury stock issued as compensation
          for legal services                                              37,000                     -                    -

      Changes in operating assets and liabilities:
         Receivables                                                (    381,000)              437,000          (   398,000)
         Inventories                                                     141,000                272,000         (   484,000)
         Other assets                                                     75,000           (   307,000)         (   283,000)
         Accounts payable                                           (    228,000)                2,000              421,000
         Accrued liabilities                                              98,000           (   428,000)         (   869,000)
         Deferred income                                                 233,000           (     5,000)              13,000
                                                                    ------------        --------------         ------------

      Total adjustments                                                  434,000               284,000           (1,490,000)
                                                                    ------------        --------------         ------------

Net cash used in operating activities                               (  1,594,000)          ( 2,684,000)         ( 2,814,000)

Investing activities:
---------------------
      Purchases of property, plant, and equipment                   (      6,000)          (    69,000)         (    16,000)
      Additions to patent                                           (     33,000)          (     4,000)                   -
      Proceeds from sale of equipment                                      1,000                     -                    -
      Investment in Joint Venture                                   (    255,000)          (    14,000)                   -
                                                                    ------------        --------------         ------------

Net cash used in investing activities                               (    293,000)          (    87,000)         (    16,000)

Financing activities:
---------------------
      Proceeds from Line of Credit - Net                                 199,000                     -                    -
      Proceeds from private placement of
       Stock - Net                                                     1,282,000             3,388,000              926,000
      Proceeds from private placement of
       notes payable                                                     335,000                29,000            1,267,000
      Private placement costs                                                  -         (      73,000)
      Proceeds from issuance of common stock                                   -               140,000                    -
      Repayment of notes payable and loan costs                     (     37,000)        (     820,000)        (    684,000)
      Proceeds from collection of stockholders receivable                  6,000                95,000
      Proceeds from stock issued for exercise of stock
       options and warrants                                                8,000                 6,000              500,000
      Purchase of treasury shares                                              -         (      37,000)                   -
                                                                    ------------        --------------         ------------

Net cash provided by financing activities                              1,793,000             2,728,000            2,009,000
                                                                    ------------        --------------         ------------

Net decrease in cash and cash equivalents                           (     94,000)        (      43,000)        (    821,000)
Cash and cash equivalents at beginning of year                           445,000               488,000            1,309,000
                                                                    ------------        --------------         ------------

Cash and cash equivalents at end of year                            $    351,000         $     445,000         $    488,000
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         Years ended April 25, 1998, April 26, 1997, and April 27, 1996

                                                        Common
                                        Number of        Stock                Additional       Retained       Notes
                                        Shares of      $.01 Par   Preferred     Paid-in        Earnings    Receivable-   Treasury
                                      Common Stock       Value      Stock       Capital      (Deficiency) Stockholders     Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 29, 1995              15,996,116     $160,000               $17,070,000      $(16,558,000)  $(157,000)

     Private placements                   569,667        6,000                   909,000

     Stock issued to settle litigation    150,000        1,000                   466,000

     Exercise of warrants                 214,000        2,000                   426,000

     Exercise of stock options             54,377        1,000                    71,000

     Collection on notes receivable-
       stockholders                                                                                             11,000

     Net loss                                                                                   (1,324,000)

------------------------------------------------------------------------------------------------------------------------------------
Balance at April 27, 1996              16,984,160     $170,000               $18,942,000      $(17,882,000)  $(146,000)

     Preferred Stock private
       placement (Note 9)                                        $3,388,000

     Private placement costs                                                     (73,000)

     Issuance of Stock to Mezzanine
       Financial Fund, L.P. (Note 5)      125,000        1,000                   139,000

     Exercise of Stock Options              5,119                                  6,000

     Collection on notes receivable-
       stockholders                                                                                             95,000

     Net loss                                                                                   (2,968,000)

     Treasury Stock                                                                                                        $(37,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 26, 1997              17,114,279     $171,000   $3,388,000  $19,014,000      $(20,850,000)   $(51,000)    $(37,000)

     Preferred Stock private
       placement (Note 9)                                        $1,287,000

     Preferred Stock Dividend
       (Note 9)                           469,704        5,000                   381,000          (386,000)

     Warrants Outstanding -
       Original Issue Discount (Note 5)                                           63,000

     Exercise of Stock Options              7,515                                  8,000

     Commissions on Preferred Stock                                               (5,000)

     Collection on notes receivable-
       stockholders                                                                                              6,000

     Net loss                                                                                   (2,028,000)

     Issuance of Treasury Stock
       (35,000 shares) issued for
       legal services received                                                                                               37,000

Balance at April 25, 1998              17,591,498     $176,000   $4,675,000  $19,461,000      $(23,264,000)   $(45,000)    $      0
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Business description

ABC Dispensing Technologies, Inc. (the "Company"), a Florida Corporation, designs proprietary dispensing systems to dispense and blend liquids, powders and other ingredients to a uniform and high degree of accuracy. The Company provides training, installation and product service and also custom designs and manufactures its own proprietary dispensing equipment to meet the needs of its customers which are located primarily in the United States. To date, the Company has focused its development and marketing efforts on the Beverage and Paint Industries.

2.       Significant accounting policies

Year End - The Company's fiscal year-end is the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Fiscal 1998, fiscal 1997 and fiscal 1996 consisted of fifty-two weeks ending on April 25, April 26, and April 27, respectively. References to the years 1998, 1997 and 1996 refer to fiscal years ended April 25, 1998; April 26, 1997; and April 27, 1996 respectively.

Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, ABC Dispensing Technologies, Inc. (an Ohio Corporation) and ABC Tech Corp. Significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share - In 1997, the Financial Accounting Standards Board issued Statement (SFAS) No. 128, Earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

Cash Flow Statements - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For the years ended April 25, 1998, April 26, 1997, and April 27, 1996, interest expense approximated interest paid by the Company.

Financial Instruments - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair market value at April 25, 1998.

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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Significant accounting policies (continued)

Major Customer - Revenues from The Home Depot, Inc. were 89% and 3% of total revenues for the years ended April 25, 1998 and April 26, 1997, respectively. Revenues from The Sherwin-Williams Company were 1%, 54%, and 72% of total revenues for the years ended April 25, 1998, April 26, 1997 and April 27, 1996, respectively. The Company currently has no orders from Sherwin-Williams and does not expect significant revenues from sales to Sherwin-Williams in the near future.

Provision for Warranty Claims - Estimated warranty costs are provided at the time of sale of the warranted products.

Stock-Based Compensation - The Company grants stock options for a fixed number of shares to employees generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Additional disclosures relating to stock option activity which are required by Statement of Financial Accounting Standards (SFAS) No. 123 - Accounting for Stock Based Compensation are included in note 7.

Newly Issued Accounting Standards - During the first quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. These standards are effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of these standards will not have a material impact on the Company's financial disclosures.

3.       Going concern uncertainty

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of April 25, 1998 has an accumulated retained earnings deficiency of $23,264,000. The Company had negative cash flow from operating activities of $1,594,000, $2,684,000 and $2,814,000 for the years ended April 25, 1998, April 26, 1997, and April 27, 1996, respectively. Cash and cash equivalents declined from $1,309,000 at the beginning of fiscal 1996 to $351,000 at April 25, 1998. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $5,590,000 over the past three years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock. The Preferred Stock is convertible into common stock at $1 per share. Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using advances from its line of credit and through the proceeds of offerings of its equity securities. The Company is currently attempting to raise at least $2,000,000 through an offering of its Convertible Preferred Stock. The exact terms of this offering have not been finalized. Longer term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       Inventories

At April 25, 1998 and April 26, 1997, inventories consisted of the following:

                                              1998                    1997
                                     -----------------           -------------
Raw Materials                              $   785,000            $    927,000
Work-in-process                                293,000                 118,000
Finished goods                                 212,000                 386,000
                                     =================           =============
                                            $1,290,000              $1,431,000
                                     =================           =============

The above amounts are net of obsolescence reserves of $909,000 and $838,000 at 1998 and 1997, respectively.

5.       Financing arrangements

At April 25, 1998 and April 26, 1997, long-term debt consisted of the following:

                                             1998                      1997
                                       --------------           --------------
Note payable to bank                         $257,000                 $268,000
Other                                          36,000                   51,000
                                       --------------           --------------
                                              293,000                  319,000
Less amounts due within one year             ( 36,000)                ( 36,000)
                                       ==============           ==============
Total long-term debt                         $257,000                 $283,000
                                       ==============           ==============

The note payable to bank, which is secured by the Company's headquarters facility, has an adjustable interest rate (9.03% at April 25, 1998 and 9.25% at April 26, 1997) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $2,995 are payable monthly with a final payment of $143,000 due October 1, 2005. At April 25, 1998, the collateralizing facility and improvements thereto have a net book value of $528,000.

Maturities of long-term debt for the five years subsequent to April 25, 1998 are as follows: 1999--$36,000; 2000--$24,000; 2001--$20,000; 2002--$19,000 and
2003--$19,000.

Mezzanine Note
On January 17, 1996, the Company obtained a $500,000 working capital asset-secured loan from the Mezzanine Financial Fund, L.P. ("Mezzanine"). Interest is due monthly at the rate of 18% per annum. In consideration for providing the loan, Mezzanine received a five (5) year warrant to acquire 58,910 shares of common stock at a $2.04 per share. The Company also paid a closing fee equal to 2% of the amount of the loan and reimbursed Mezzanine for expenses associated with the making of the loan. On July 24, 1996, the Company distributed 125,000 shares of common stock to Mezzanine. Mezzanine subsequently sold 90,000 of the shares to satisfy interest charges from April through September, 1996, prepayment penalties and other fees. On September 24, 1996, the Company repaid the $500,000 principal balance of the loan in full. On December 31, 1996, the loan agreement was terminated and Mezzanine returned 35,000 shares of Common Stock to the Company.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Financing arrangements (continued)

Short Term Notes Payable

In August, 1997 the Company began issuing notes payable through a private placement in multiples of $12,500, or fractions thereof. As of April 25, 1998, the Company has issued notes in the aggregate of $335,000. The notes accrue interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. Attached to the notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The warrants have been valued at $63,000 using the Black-Scholes option pricing model using the following weighted-average assumptions: a risk free interest rate of 6.37% and expected volatility of .82%. A discount on notes payable has been recorded for that amount. The discount, which is being amortized over the life of the Notes, as extended, was $35,000 as of April 25, 1998. In consideration for extending the initial maturity date, per the terms of the notes, the Company issued to each noteholder an additional 5,000 warrants to purchase common stock of the Company at a price of $1.25.

Line of Credit
On December 18, 1995, the Company established a line of credit which is secured by accounts receivable and other assets of the Company. The credit line, as adjusted, provides for a maximum of $500,000 borrowing capacity to the Company. At April 25, 1998, $201,000 was outstanding under the line of credit and due to formula restrictions, no funds were available to be advanced thereunder. At April 26, 1997, $2,000 was outstanding and due to formula restrictions, only $108,000 of the line of credit was available. The line of credit bears an interest rate of prime plus four points (12.50% at April 25, 1998 and April 26, 1997). The weighted-average interest rate for the years ended April 25, 1998 and April 26, 1997 was 12.50% and 12.25%, respectively. The credit line matures December 31, 1998. The Company plans to seek extension of the credit line every 12 months until the Company's cash flows from operations are sufficient to satisfy its short-term cash requirements.

6.       Income taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Company assets and liabilities.

The components of the Company's deferred income taxes at April 25, 1998 and April 26, 1997 are as follows:
                                                 1998                  1997
                                             ------------           -----------

Net operating loss carryforwards             $  7,410,000          $  6,650,000
Inventories                                       422,000               413,000
Other                                             269,000               170,000
                                             ------------          ------------
  Total deferred tax asset                      8,101,000             7,233,000
Valuation allowance for deferred taxes         (8,101,000)           (7,233,000)
                                             ------------          ------------
  Net deferred taxes                         $          0          $          0
                                             ============          ============

At April 25, 1998 and April 26, 1997, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $19,500,000 and $17,500,000, respectively. The net operating loss carryforwards expire in the years 1999 to 2013. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Common stock

Stock Option Plans
------------------

The Company has non-qualified stock option plans under which directors, officers and key employees may be granted incentive stock options for the purchase of the Company's common stock. An aggregate of 500,000 shares of the Company's common stock were reserved for issuance under the Company's 1990 Stock Option Plan and 1,750,000 shares were reserved for issuance under the Company's 1995 Stock Option Plan and amendments thereto. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date or 90 days after the Employee's or Director's relationship with the Company is terminated. The Company also may grant incentive stock warrants to purchase the common stock of the Company to directors, officers and key employees.

A summary of the Company's stock option plans and employee stock warrants, and related information for the years ended April 25, 1998, April 26, 1997, and April 27, 1996, is as follows:

                                                    1998                          1997                            1996
                                          ---------------------------    ------------------------       -------------------------
                                                          Weighted                    Weighted                      Weighted
                                                           Average                     Average                       Average
                                            Shares     Exercise price     Shares   Exercise price       Shares   Exercise price
                                          ---------    --------------    --------  --------------       -------  ----------------
Outstanding - beginning of year           1,518,323    $       1.68       510,966    $       2.46      411,941     $       1.81

     Granted                                611,000    $       1.07     1,029,851    $       1.29      273,902     $       2.89
     Exercised                               (7,515)   $       1.00        (5,119)   $       1.10      (54,377)    $       1.32
     Canceled                              (223,589)   $       2.05       (17,375)   $       1.50     (120,500)    $       1.75
                                          ---------                     ---------                     --------

Outstanding - end of year                 1,898,219    $       1.39     1,518,323    $       1.68      510,966     $       2.46
                                          =========                     =========                     ========

Exercisable at end of year                1,302,219    $       1.48     1,039,652    $       1.92      468,814     $       2.48
                                          =========                     =========                     ========

Available for grant                       1,379,662                       341,677                      894,034
                                          =========                      ========                     ========

Weighted average fair value of options
     granted during the year                $  0.74                       $  0.96                       $ 1.95


The following table summarizes information about stock options and employee stock warrants outstanding and exercisable by price range as of April 25, 1998:

                                                          Outstanding                               Exercisable
                                         -----------------------------------------------     ------------------------------------
                                                           Weighted
                                                            Average
                                                           Remaining         Weighted                             Weighted
                                                          Contractual        Average                               Average
Range of exercise prices                 Shares              Life         Exercise Price         Shares         Exercise Price
------------------------                 --------       -------------    ---------------     ------------      ------------------
   $.844 - $1.63                          1,688,317           4.15           $   1.19          1,092,317      $     1.18

   $1.51 - $2.50                             24,652           2.57           $   2.19             24,652      $     2.19

   $2.51 - $3.44                            185,250           1.73           $   3.16            185,250      $     3.16
                                          ---------                                           ----------

                                          1,898,219                                            1,302,219
                                          =========                                           ==========

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

The Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years ending April 25, 1998, April 26, 1997 and April 27, 1996, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                                      1998                       1997                      1996
                                                    --------                  ---------                  --------
Risk-free interest rate                                6.37%                     6.54%                     6.18%

Dividend yield                                           0 %                       0 %                       0 %

Volatility                                               82%                       79%                       92%

Average life                                         5 years                    5 Years                   5 Years


Using the Black-Scholes methodology, the total value of options granted during fiscal 1998, 1997 and 1996 was $453,000 and $781,000 and 495,000, respectively.
If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                                       April 25, 1998       April 26, 1997        April 27, 1996
                                                      ---------------       --------------        --------------
     Net Loss                    As reported            $ (2,028,000)        $ (2,968,000)         $ (1,324,000)
                                 Pro forma              $ (2,285,000)        $ (3,749,000)         $ (1,819,000)

     Basic and Diluted
       Earnings per share        As reported                 $ (0.13)             $ (0.18)              $ (0.08)
                                 Pro forma                   $ (0.16)             $ (0.22)              $ (0.11)

Warrants
--------

On May 2, 1995, the Company granted an employee warrants to purchase 20,000 restricted shares of common stock at $3.38 per share; the warrants expire May 2, 2000.

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

On September 7, 1996, the Company granted 10,000 warrants at $3.50 per share and 25,000 warrants at $1.25 per share to William L. Shanklin, consultant to the Company.

On October 27, 1996, the Company granted 15,000 warrants at $1.25 per share to Charles M. Stimac, Jr., President.

On January 2, 1997, the Company granted warrants to Herbert L. Luxenburg, Director (20,000), and C. Rand Michaels, Director (20,000), at $1.25 per share.

On February 5, 1997, the Company issued 50,000 warrants at $1.25 per share to Herbert M. Pearlman, former Director.

On March 1, 1997, the Company issued 100,000 warrants at $1.25 per share to Charles M. Stimac, Jr., President.

On May 15, 1997, the Company granted 381,000 warrants with an exercise price of $1.125 per share to 38 employees of the Company.

On August 22. 1997, the Company granted 15,000 warrants at $0.96 per share to an employee of the Company.

On September 10, 1997, the Company granted 40,000 warrants to Frank E. Vaughn, Director; 20,000 warrants to Herbert Luxenburg, Director; and 20,000 warrants to
C. Rand Michaels, Director at $0.844 per share.

On November 27, 1997, the Company granted 55,000 warrants at $1.063 per share to an employee of the Company.

On January 29, 1998, the Company granted 40,000 warrants to Norbert Lewandowski, Director; and 40,000 warrants to William L. Shanklin, Director at $1.125 per share.

8.       Net loss per share

The following table sets forth the computation of net loss per share - basic and diluted:

                                                                                                Years Ended
                                                                     -------------------------------------------------------------
                                                                         April 25,               April 26,             April 27,
                                                                           1998                      1997                 1996
Numerator:
  Net Loss                                                             $ (2,028,000)          $( 2,968,000)          $ (1,324,000)
  Preferred Stock Dividends                                                (243,000)              (143,000)                     -
                                                                   ----------------        ---------------      -----------------
  Numerator for net loss per share - loss attributable

    to common shareholders                                             $ (2,271,000)          $( 3,111,000)          $( 1,324,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares                                  17,230,000             17,074,000             16,414,000
                                                                   ----------------        ----------------     -----------------

Net loss per share -- basic and diluted                                $      (0.13)        $       ( 0.18)      $         ( 0.08)
                                                                   ================        ================     =================

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Net loss per share (continued)

The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 3,244,719; 2,853,234 and 2,775,679 shares of Common Stock as of April 25, 1998, April 26, 1997, and April 27, 1996, respectively.

9.       Preferred stock

In September 1996 the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to authorize up to 5,000,000 shares of Preferred stock. To date, the Company has authorized 480 shares as Series A Preferred Stock.

The Company offered shares of 9% Convertible Cumulative Redeemable Preferred Stock, Series A ("Series A Preferred Stock") in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999 ("Notes").

As of April 25, 1998, through private placements, the Company issued 374 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,675,000 to the Company.

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

On October 7, 1997, the Company paid its February 1 and August 1, 1997 Preferred Stock dividend requirements by issuing common stock. The total number of common shares issued for the February 1, 1997 dividend was 61,240. The shares were valued at $1.094 per share. The total number of common shares issued for the August 1, 1997 dividend was 179,828. The shares were valued at $0.844 per share.

On April 15, 1998, the Company paid its February 1, 1998 Preferred Stock dividend requirement by issuing common stock. The total number of common shares issued for the February 1, 1998 dividend was 228,636. The shares were valued at $0.733 per share.

10.      Operating leases

Aggregate rental expense for fiscal years 1998, 1997 and 1996 was $53,000, $48,000, and $60,000, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      Property, plant and equipment

Property, plant and equipment consisted of the following at April 25, 1998 and April 26, 1997:

                                                  1998                  1997
                                              -----------          ------------

Land                                         $     57,000         $      57,000
Building and building improvements                572,000               572,000
Machinery and equipment                           948,000               934,000
                                             ------------         -------------
                                                1,577,000             1 563,000
Less accumulated depreciation                    (933,000)             (859,000)
                                             ------------         -------------
                                             $    644,000          $    704,000
                                             ============         =============

12.      Retirement benefits

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution was approximately $16,000 in 1998, $13,000 in 1997 and $9,000 in 1996. The Company has the
discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

13.      Litigation settlement/contingencies

On March 13, 1995, the Company and other defendants (officers and directors and former directors of the Company) entered into a Stipulation of Settlement (the "Settlement") in a class action lawsuit that provided for the settlement of the litigation. The Settlement provided for a Gross Settlement Fund of $1,850,000, plus 1,550,000 shares of the Company's common stock. The Company's contribution to the Settlement Fund was $443,000 and 150,000 shares.

In February, 1996, the distribution of the Net Settlement Fund consisting of approximately $1,082,000 cash and 1,085,000 shares of common stock of the Company was made to 1,469 authorized claimants. There is no further action to be taken in connection with the litigation since the Settlement has been effectuated in accordance with the Order of the Court.

The estimated legal fees and settlement costs had been accrued for the above action. At April 29, 1995, the accrual amounted to $1,498,000. During 1996, $1,037,000 of this amount was settled in cash and securities, $366,000 was reversed and credited to income and $95,000 remained in the accrual at April 26, 1996 to cover certain remaining legal fees. In 1997, the remaining $95,000 accrual was reversed and credited to income.

The Company from time to time is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined would not have a material adverse effect on its financial statements.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      Joint venture agreement

On June 25, 1997, the Company entered into a joint venture agreement with Damon Industries, a privately-owned national juice manufacturer with headquarters in Sparks, Nevada, to form the "Virtual Squeeze" joint venture. The purpose of the joint venture is to provide shelf-stable juice products and state-of-the-art dispensing technology to health care facilities with high volume juice consumption. Under the agreement, the Company will manufacture dispensing equipment and provide technical support to the joint venture, and Damon will manufacture fruit juice and provide marketing and administrative support for the joint venture. The joint venture will finance the dispensing equipment through sale/leaseback arrangements. The dispensing equipment will be placed in a customer's facility at no charge providing the customer commits to purchasing all of its juice from the Virtual Squeeze. Resulting profits or losses from the juice sales will be split equally by the Company and Damon.

Through April 25, 1998, the Company has provided $269,000 of juice dispensing equipment to joint venture and has incurred $67,000 in losses from the joint venture's operations for a net investment of $202,000. The Company is to be reimbursed for the cost of the equipment through revenues from juice sales made by Virtual Squeeze.

15.      Subsequent events

On June 8, 1998 the Company was notified by the NASDAQ Listing Qualifications Panel that the Company's listing will remain on the NASDAQ Stock Market if the Company can evidence a minimum of $3,000,000 in net tangible assets by June 30, 1998. The Company must make a public filing with the Securities and Exchange Commission no later than June 30, 1998. The filing must include a balance sheet which is dated no earlier than May 17, 1998. Should the Company fail to evidence the minimum net tangible assets by June 30, 1998, the Company's securities will be delisted from the NASDAQ Stock Market.

On June 15, 1998 the Company requested an oral hearing to appeal the NASDAQ Listing Qualifications Panel's June 8, 1998 decision. On July 9, 1998, NASDAQ notified the Company that its' request for an appeal hearing had been granted. The appeal hearing is to be held on August 14, 1998. The June 8, 1998 decision has been stayed pending the appeal hearing.

The Company is actively attempting to raise capital to meet the requisite net tangible assets set by the NASDAQ Listing Qualifications Panel, however, there can be no assurance that the Company will meet the net tangible assets requirement. If the NASDAQ delists the Company's securities, the market price thereof and the efficiency of the trading market therefor may be materially adversely affected.

                ABC DISPENSING TECHNOLOGIES, INC. (CONSOLIDATED)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A                                     Column B              Column C          Column D              Column E
------------------------------------------------------------------------------------------------------------------------------------

                                                                  Additions
                                           Balance at            Charged to                                 Balance
                                            Beginning             Costs and                                  at End
Description                                 of Period              Expenses        Deductions             of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended April 25, 1998
-------------------------

Allowance for doubtful accounts             $ 191,000            $   39,000       $   146,000(a)         $   84,000
                                             ========             =========        ==========              ========

Allowance for inventory obsolescence         $838,000             $ 105,000      $     34,000(b)           $909,000
                                             ========             =========        ==========              ========


Year ended April 26, 1997
-------------------------

Allowance for doubtful accounts             $ 136,000             $ 141,000         $  86,000(a)           $191,000
                                             ========             =========        ==========              ========

Allowance for inventory obsolescence         $985,000                     -         $ 147,000(b)           $838,000
                                             ========             =========        ==========              ========


Year ended April 27, 1996
-------------------------

Allowance for doubtful accounts             $  78,000             $  40,000          $(18,000)(a)         $ 136,000
                                             ========             =========        ==========              ========

Allowance for inventory obsolescence         $943,000             $  80,000          $ 38,000(b)           $985,000
                                             ========             =========        ==========              ========


(a)  Uncollectable accounts written off, net of recoveries.

(b)  Inventory written off and/or disposed of.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Information regarding the Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement of the Annual Meeting of Stockholders to be held in October 1998. Certain information concerning the Executive Officers is also included below:

         Name                                        Position
         ----                                        --------

         Charles M. Stimac, Jr.                      President and Director

         Herbert L. Luxenburg                        Director

         C. Rand Michaels                            Director

         Frank E. Vaughn                             Director

         Norbert J. Lewandowski                      Director

         William L. Shanklin                         Director

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

         Mr. Herbert L. Luxenburg has been a Director of the Company since September, 1988.

         Mr. C. Rand Michaels has been a Director of the Company since September, 1986.

         Mr. Frank E. Vaughn has been a Director of the Company since October 1997.

         Mr. Norbert J. Lewandowski has been a Director of the Company since December 1998.

         Mr. William L. Shanklin has been a Director of the Company since December 1998.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998.

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

(c) Current reports on Form 8-K during the quarter ended April 25, 1998.

    During the fourth quarter ended April 25, 1998, the Company filed no reports on Form 8-K.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC DISPENSING TECHNOLOGIES, INC.


By:  /S/
     ---------------------------
     Charles M. Stimac, Jr.
     President
     Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                              Title                      Date
     ----                              -----                      ----

     /S/________________________       President & Director       July 24, 1998
     Charles M. Stimac, Jr.


     /S/________________________       Director                   July 24, 1998
     Herbert L. Luxenburg


     /S/________________________       Director                   July 24, 1998
     C. Rand Michaels


     /S/________________________       Director                   July 24, 1998
     Frank E. Vaughn


     /S/________________________       Director                   July 24, 1998
     Norbert J. Lewandowski


     /S/________________________       Director                   July 24, 1998
     William L. Shanklin