Form 10-Q
period 1998-07-25
ABC DISPENSING TECHNOLOGIES INC
filed 1998-09-08
CIK 748103

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JULY 25, 1998
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
           (Name changed from American Business Computers Corporation)
             (Exact name of registrant as specified in its charter)

              Florida                                 59-2001203
   -------------------------------                 ----------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

       451 Kennedy Road   Akron, Ohio                    44305
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (330) 733-2841

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              Par Value $.01
                                                             -------------------
                                                             (Title of class)

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

            Common Stock outstanding at September 1, 1998 was 17,591,498 shares.

                                      INDEX

               ABC DISPENSING TECHNOLOGIES, INC. AND SUBSIDIARIES


Part I   Financial Information                                                                                     Page No.
------------------------------------------------------------------------------------------------------------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - July 25, 1998 and April 25, 1998                                                   3

         Consolidated statements of operations - Three months ended July 25, 1998 and
         July 26, 1997                                                                                                    4

         Consolidated statements of cash flows - Three months ended July 25, 1998 and July 26, 1997                       5

         Consolidated statement of stockholders' equity - Three months ended July 25, 1998                                6

         Notes to consolidated financial statements                                                                     7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        10-12


Part II  Other Information
------------------------------------------------------------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits and Reports                                                                                       13



Signature                                                                                                                14

                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

         ASSETS                                                                     July 25, 1998            April 25, 1998
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                 $       19,000              $    351,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts of
              $86,000 and $84,000 as of July 25 and April 25, respectively                381,000                   708,000
         Inventories (Note 2)                                                           1,508,000                 1,290,000
                                                                                      -----------               -----------
                  Total current assets                                                  1,908,000                 2,349,000

Property, Plant, and Equipment                                                            628,000                   644,000

Other assets:
         Investment in Joint Venture (Note 6)                                             237,000                   202,000
         Intangible assets, less accumulated amortization of $635,000
            and $633,000 as of July 25 and April 25, respectively                          27,000                    29,000
         Patents pending and deferred charges                                              57,000                    70,000
                                                                                    -------------             -------------
                                                                                          321,000                   301,000
                                                                                    -------------             -------------
TOTAL ASSETS                                                                          $ 2,857,000               $ 3,294,000
                                                                                    =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
         Current portion of long-term debt                                             $   33,000                $   36,000
         Short-term notes payable (Note 3)                                                272,000                   300,000
         Line of credit (Note 3)                                                           65,000                   201,000
         Accounts payable                                                                 531,000                   649,000
         Accrued liabilities:
           Accrued Interest                                                                30,000                    22,000
           Employee compensation and benefits                                             173,000                   199,000
           Warranty reserve                                                               174,000                   169,000
           Other                                                                          193,000                   197,000
         Deferred income                                                                  311,000                   261,000
                                                                                    -------------             -------------
                  Total current liabilities                                             1,782,000                 2,034,000

Long-term debt                                                                            248,000                   257,000

Stockholders' equity (Note 5):
         Preferred Stock - Series A, 9% cumulative;
           authorized 480 shares, 399 and 374 shares issued
           and outstanding at July 25 and April 25, respectively                        4,988,000                 4,675,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 17,591,498 shares issued and outstanding at
           July 25 and April 25                                                           176,000                   176,000
         Additional paid-in capital                                                    19,511,000                19,461,000
         Retained earnings (deficiency)                                               (23,804,000)              (23,264,000)
                                                                                    -------------             -------------
                                                                                          871,000                 1,048,000
         Less notes receivable - stockholders                                             (44,000)                  (45,000)
                                                                                    -------------             -------------
            Total Stockholders' Equity                                                    827,000                 1,003,000
                                                                                    -------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 2,857,000               $ 3,294,000
                                                                                    =============             =============



                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                   Three Months Ended   Three Months Ended
                                                      July 25, 1998       July 26, 1997
--------------------------------------------------------------------------------------------

Revenues:
         Equipment sales                               $   470,000         $ 1,191,000
         Service revenues                                  186,000             145,000
                                                       -----------         -----------
                                                           656,000           1,336,000

Cost and expenses:
         Cost of equipment sold                            328,000             834,000
         Service expenses                                  256,000             185,000
         General and administrative                        387,000             448,000
         Selling and marketing                             111,000             113,000
         Research and development                           83,000             143,000
                                                       -----------         -----------

                                                         1,165,000           1,723,000
                                                       -----------         -----------

Loss from operations                                      (509,000)           (387,000)


Other income (expense)
         Interest expense                                  (48,000)            (18,000)
         Equity in loss of joint venture                   (24,000)                  -
         Other, net                                         41,000              60,000
                                                       -----------         -----------
                                                           (31,000)             42,000
                                                       -----------         -----------


Net loss                                               $  (540,000)        $  (345,000)
                                                       ===========         ===========

Net loss per share - Basic and Diluted (Note 4)        $     (0.04)        $     (0.03)
                                                       ===========         ===========




                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                      Three Months Ended
                                                                 July 25, 1998    July 26, 1997
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities:                            $(438,000)        $(941,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant, and equipment                    (3,000)           (1,000)
      Investment in joint venture                                   (59,000)           (5,000)
                                                                  ---------         ---------

Net cash used in investing activities                               (62,000)           (6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from private placement                               313,000           150,000
      Proceeds from (repayments of)  line of credit                (134,000)          465,000
      Proceeds from collection of stockholders receivables            1,000             1,000
      Repayment of notes payable and loan costs                     (12,000)          (11,000)
                                                                  ---------         ---------

Net cash provided by financing activities                           168,000           605,000
                                                                  ---------         ---------

Net decrease in cash and cash equivalents                          (332,000)         (342,000)
Cash and cash equivalents at beginning of year                      351,000           445,000
                                                                  ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  19,000         $ 103,000
                                                                  =========         =========




                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three months ended July 25, 1998
                                    Unaudited

                                                        Common
                                         Number of       Stock                    Additional        Retained          Notes
                                         Shares of     $.01 Par     Preferred       Paid-in         Earnings        Receivable
                                       Common Stock      Value        Stock         Capital       (Deficiency)     Stockholders
                                      --------------------------------------------------------------------------------------------
Balance at April 25, 1998               17,591,498     $176,000   $4,675,000     $19,461,000       $(23,264,000)      $(45,000)

     Preferred Stock private
        placement  (Note 5)                                          313,000


     Warrants Outstanding -
        Original Issue Discount                                                       50,000
        (Note 3)


     Collection on notes receivable-
          stockholders                                                                                                   1,000


     Net loss                                                                                          (540,000)
                                      --------------------------------------------------------------------------------------------
BALANCE AT JULY 25, 1998                17,591,498     $176,000   $4,988,000     $19,511,000       $(23,804,000)      $(44,000)

==================================================================================================================================





                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (INFORMATION AS OF JULY 25, 1998 AND FOR THE THREE
                    MONTHS ENDED JULY 25, 1998 IS UNAUDITED)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended July 25, 1998, are not necessarily indicative of the results that may be expected for the year ending April 24, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 24, 1998.


1.       GOING CONCERN UNCERTAINTY

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of July 25, 1998 has an accumulated retained earnings deficiency of $23,804,000. The Company had negative cash flow from operating activities of $437,000 for the three months ended July 25, 1998 and $1,594,000 for the year ended April 25, 1998. Cash and cash equivalents declined from $445,000 at the beginning of fiscal 1998 to $19,000 at July 25, 1998. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $5,902,000 over the past three years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock. The Preferred Stock is convertible into common stock at $1 per share. Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

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


2.       INVENTORIES

At July 25, 1998 and April 25, 1998, inventories consisted of the following:


                                     July 25, 1998           April 25, 1998
                                    -----------------      -------------------
Raw Materials                            $   900,000       $          785,000
Work-in-process                              350,000                  293,000
Finished goods                               258,000                  212,000
                                    -----------------      -------------------
                                          $1,508,000               $1,290,000
                                    =================      ===================

The above amounts are net of obsolescence reserves of $915,000 and $909,000 at July 25 and April 25, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (INFORMATION AS OF JULY 25, 1998 AND FOR THE THREE
                    MONTHS ENDED JULY 25, 1998 IS UNAUDITED)


3.       FINANCING ARRANGEMENTS

Short Term Notes Payable

In August, 1997 the Company began issuing notes payable through a private placement in multiples of $12,500, or fractions thereof. As of July 25, 1998, the Company has issued notes in the aggregate of $335,000. The notes accrue interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. Attached to the notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The warrants have been valued at $113,000 using the Black-Scholes option pricing model using the following weighted-average assumptions: a risk free interest rate of 6.37% and expected volatility of .82%. A discount on notes payable has been recorded for that amount. The discount, which is being amortized over the life of the Notes, as extended, was $63,000 as of July 25, 1998. In consideration for extending the initial maturity date, per the terms of the notes, the Company issued to each noteholder an additional 5,000 warrants to purchase common stock of the Company at a price of $1.25.

Line of Credit
On December 18, 1995, the Company established a line of credit which is secured by accounts receivable and other assets of the Company. The credit line, as adjusted, provides for a maximum of $500,000 borrowing capacity to the Company. At July 25, 1998, $65,000 was outstanding under the line of credit and due to formula restrictions, no funds were available to be advanced thereunder. At July 25, 1998, $201,000 was outstanding and due to formula restrictions no funds were available to be advanced thereunder. The line of credit bears an interest rate of prime plus four points (12.50% at July 25, 1998 and April 25, 1998). The weighted-average interest rate for the three months ended July 25, 1998 and the year ended April 25, 1998 was 12.50%. The credit line matures December 31, 1998. The Company plans to seek extension of the credit line every 12 months until the Company's cash flows from operations are sufficient to satisfy its short-term cash requirements.


4.       NET LOSS PER SHARE

The following table sets forth the computation of net loss per share - basic and diluted:

                                                                        3 Months Ended
                                                              ----------------------------------
                                                                 July 25,            July 26,
                                                                   1998                1997
Numerator:
  Net Loss                                                    $   (540,000)        $   (345,000)
  Preferred Stock Dividends                                       (103,000)             (76,000)
                                                              ------------         ------------
  Numerator for net loss per share - loss attributable
    to common shareholders                                    $   (643,000)        $   (421,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares                         17,591,498           17,079,279
                                                              ------------         ------------

Net loss per share -- basic and diluted                       $      (0.04)        $      (0.03)
                                                              ============         ============


The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 3,244,719 and 2,853,234 shares of Common Stock as of July 25, 1998 and July 26, 1997, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (INFORMATION AS OF JULY 25, 1998 AND FOR THE THREE
                    MONTHS ENDED JULY 25, 1998 IS UNAUDITED)


5.       PREFERRED STOCK

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

As of July 25, 1998, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,988,000 to the Company.

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

On July 16, 1998, the Company's Board of Directors declared the August 1, 1998 Preferred Stock Dividend. The dividend will be paid in Common Stock of the Company. A total of 274,985 common shares will be issued to satisfy the dividend requirements. The common shares were valued at $0.75 per share to calculate the number of common shares to be issued.

6.       JOINT VENTURE AGREEMENT

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

Through July 25, 1998, the Company has provided $328,000 of juice dispensing equipment to joint venture and has incurred $91,000 in losses from the joint venture's operations for a net investment of $237,000. The Company is to be reimbursed for the cost of the equipment through revenues from juice sales made by Virtual Squeeze.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED JULY 25, 1998 COMPARED TO THE QUARTER ENDED JULY 26, 1997

The net loss for the three months ended July 25, 1998 was $540,000, an increase of $195,000, or 56.5% over the net loss of $345,000 for the same period of the prior year.


REVENUES                                  Three Months Ended
                                   July 25,                 July 26,
                                     1998                     1997

Equipment sales                   $ 470,000               $ 1,191,000
Service revenues                    186,000                   145,000
                                   --------               -----------
   Total                          $ 656,000               $ 1,336,000
                                   ========                ==========

Equipment sales for the first three months of fiscal 1999 decreased $721,000, or 60.5%, over the same period of the prior year. Sales of paint colorant dispensers and beverage equipment decreased $516,000 and $205,000, respectively. Sales of the Royal Match(TM) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance. Sales of beverage equipment decreased because the Company is not actively marketing its beverage equipment.

Service revenues for the first three months of fiscal 1999 increased $41,000, or 28.2% from the same period of the prior year. The increase is attributable to service contract revenues on Royal Match(TM) paint colorant dispensers.



GROSS MARGINS                                                 Three Months Ended
                                                          July 25,          July 26,
                                                            1998              1997

Equipment                                                   42.4%             33.0%
Service                                                    (25.2)%           (28.3)%
   Total                                                    23.3%             26.3%

For the first three months of fiscal 1999 gross margin as a percentage of sales on equipment increased 9.4 points over the same period of the prior year. The increase resulted from higher margins obtained from sales of the Royal Match(TM) paint dispensers.

For the first three months of fiscal 1999 gross margin as a percentage of service revenues increased 3.1 points over the same period of the prior year. The increase is attributable to service contract revenues on Royal Match(TM) paint colorant dispensers.


GENERAL AND ADMINISTRATIVE

For the first three months of fiscal 1999 general and administrative expenses decreased $61,000, or 13.6%, to $387,000 down from $448,000 for the same period of the prior year. Amortization of deferred charges of $85,000 and consulting fees of $20,000 incurred during the first three months of fiscal 1998 are responsible for the decrease. These decreases were partially offset by an increase in payroll expense of $39,000 during the first three months of fiscal 1999.


SELLING AND MARKETING EXPENSES

For the first three months of fiscal 1999 selling and marketing expense decreased $2,000, or 1.7%, to $111,000, down from $113,000 for the same period of the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESEARCH AND DEVELOPMENT

For the first three months of fiscal 1999, research and development expenses decreased $60,000, or 42%, to $83,000, down from $143,000 for the same period of the prior year. The decrease is due to the Royal Match(TM) paint colorant dispenser and the Virtual Squeeze(TM) juice dispenser being virtually completed during the fourth quarter of fiscal 1998.


INTEREST EXPENSE

For the first three months of fiscal 1999 interest expense increased $30,000, or 166.6%, to $48,000, up from $18,000 for the same period of the prior year. The increase is due to higher debt balances in the current period and amortization of the discount on notes payable (see note 3).


EQUITY IN LOSS OF JOINT VENTURE

The Company's equity in the loss of the Virtual Squeeze(TM) joint venture for the first three months of fiscal 1999 was $24,000. The joint venture only had two months of operations during the first three months of fiscal 1998. The Company's equity in the loss of the joint venture for that period was $18,000. The losses are attributable to the start up costs and marketing expenses of the joint venture.


OTHER INCOME

Other income decreased $19,000, or 31.6%, to $41,000 for the first three months of fiscal 1999, down from $60,000 for the same period of the prior year. Other income for the current period is primarily attributable to a distribution of excess earnings on fund assets by the Ohio Bureau of Workers Compensation. Other income for the first quarter of fiscal 1998 related to the reversal of estimated liabilities and related expenses which were recorded by the Company in fiscal 1997. The underlying matters were ultimately settled without cost to the Company in that year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $19,000 as of July 25, 1998 from $445,000 at April 27, 1997. Operations for the first quarter of fiscal 1999 used cash of $437,000. Net cash used by investing activities was $62,000 which included advances of $59,000 to the Virtual Squeeze Joint Venture and $3,000 in additions to the machinery and equipment. Net cash provided by financing activities was $167,000. The cash provided by financing activities is attributable to $313,000 in private placements of Preferred Stock which was offset by net repayments of $156,000 on the Company's line of credit and notes payable. The Company currently has no material commitments for capital expenditures.

Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and equity derivative instruments. From August 1, 1996, to October 30, 1996, the Company issued 132 shares of Series A Preferred Stock in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes Payable in the aggregate principal amount of $1,650,000. From August 1, 1996, through August 18, 1998, the Company issued 275 shares of Series A Preferred Stock in exchange for $12,500 cash per share, generating $3,438,000 cash (see footnote 5 to the financial statements).

In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company anticipates using proceeds of one or more equity offerings to satisfy its obligation under the Notes at the extended maturity date. If the Company is not successful is raising such proceeds, it may seek to further extend the maturity date through negotiations with Holders of the Notes and their representatives. As of July 25, 1998, the Company has issued notes in the aggregate of $335,000.

The Company maintains an accounts receivable credit line to meet short-term cash requirements (see footnote 3 to financial statements). The credit line bears an interest rate of prime plus four points. The credit line provides for a maximum of $500,000 borrowing capacity to the Company. As of July 25, 1998, $65,000 was outstanding under the line of credit and due to collateral requirements no funds were available to be advanced thereunder. The credit line matures December 31, 1998 The Company plans to seek extension of the credit line every 12 months until the Company's cash flows from operations are sufficient to satisfy its short-term cash requirements. If the Company is unable to extend the credit line maturity date, it will be forced to more heavily rely on the proceeds of the debt and/or equity placements.

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

The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the Company's ability to continue as a going concern (see footnote 1 to the financial statements).

PART IV - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference herein or annexed to this quarterly report:

3.1      Certificate of Incorporation of the Registrant.

3.2      Bylaws of the Registrant.

5.1 Opinion of St. John & Wayne, L.L.C. as to the legality of the securities to be registered.

10.1 Employment agreement dated March 1, 1997 by and between the Registrant and Charles M. Stimac, Jr.

10.3     Amended 1995 Stock Option Plan.

11.1 Statement regarding computation of per share earnings (see Financial Statements at Item 1 of this Quarterly Report on Form 10-Q).

21.1     Subsidiaries of the registrant.

23.1     Consent of Ernst & Young LLP.

23.2     Consent of Grant Thornton LLP.

23.3     Consent of St. John & Wayne, L.L.C. (included in Exhibit 5.1)

24.      Power of attorney (included on the signature page hereof).

27.      Financial Data Schedule (for S.E.C. electronic filing only)

(b) Current reports on Form 8-K during the quarter ended July 25, 1998.

         During the first quarter of Fiscal 1999, the Company filed no reports on Form 8-K.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ABC Dispensing Technologies, Inc.
                                            -----------------------------------


Date:    September 8, 1997                    /s/ Charles M. Stimac, Jr.
      ---------------------                 -----------------------------------
                                                  Charles M. Stimac, Jr.
                                                   President/CEO