Form 10-Q
period 1998-10-24
ABC DISPENSING TECHNOLOGIES INC
filed 1998-12-08
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED OCTOBER 24, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               Florida                                       59-2001203
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

         451 Kennedy Road   Akron, Ohio                        44305
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

         Common Stock outstanding at December 1, 1998 was 17,866,483 shares.

                                      Index

               ABC Dispensing Technologies, Inc. and Subsidiaries

Part I   Financial Information                                                                                     Page No.
---------------------------------------------------------------------------------------------------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - October 24, 1998 and April 25, 1998                                                3

         Consolidated statements of operations - Six months and three months
         ended October 24, 1998 and October 25, 1997                                                                      4

         Consolidated statements of cash flows - Six months ended October 24, 1998
         and October 25, 1997                                                                                             5

         Consolidated statement of stockholders' equity - Six months ended October 24, 1998                               6

         Notes to consolidated financial statements                                                                    7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        11-13


Part II  Other Information
---------------------------------------------------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  Submission of matters to a vote of security holders                                                             14

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits and Reports                                                                                       14


Signature                                                                                                                15


                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

ASSETS                                                                             October 24, 1998           April 25, 1998
---------------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                 $       17,000              $    351,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $88,000 and $84,000 as of October 24 and April 25, respectively           354,000                   708,000
         Inventories                                                                    1,525,000                 1,290,000
                                                                                  ---------------           ---------------
                  Total current assets                                                  1,896,000                 2,349,000

Property, Plant, and Equipment                                                            606,000                   644,000

Other assets:
         Investment in Joint Venture                                                      198,000                   202,000
         Intangible assets, less accumulated amortization of $637,000
          and $633,000 as of October 24 and April 25, respectively                         25,000                    29,000
         Patents pending and deferred charges                                              61,000                    70,000
                                                                                  ---------------           ---------------
                                                                                          284,000                   301,000
                                                                                  ---------------           ---------------
Total Assets                                                                          $ 2,786,000               $ 3,294,000
                                                                                  ===============           ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
         Current portion of long-term debt                                             $   21,000                $   36,000
         Short-term notes payable                                                         360,000                   300,000
         Line of credit                                                                    93,000                   201,000
         Accounts payable                                                                 876,000                   649,000
         Accrued liabilities:
           Accrued Interest                                                                39,000                    22,000
           Employee compensation and benefits                                             216,000                   199,000
           Warranty reserve                                                               167,000                   169,000
            Other                                                                         131,000                   197,000
         Deferred income                                                                  326,000                   261,000
                                                                                  ---------------           ---------------
                  Total current liabilities                                             2,229,000                 2,034,000

Long-term debt                                                                            244,000                   257,000

Stockholders' equity:
         Preferred Stock - Series A, 9% cumulative; authorized 480 shares, 399 and 374 shares issued
           and outstanding at October 24 and April 25, respectively                     4,987,000                 4,675,000
         Preferred Stock - Series B, 9% cumulative;
           authorized 160 shares, 16 shares issued
           and outstanding at October 24                                                  200,000                         -
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 17,866,483 and 17,591,498 shares issued and
           outstanding at October 24 and April 25, respectively                           179,000                   176,000
         Additional paid-in capital                                                    19,714,000                19,461,000
         Retained earnings (deficiency)                                               (24,724,000)              (23,264,000)
                                                                                  ---------------           ---------------
                                                                                          356,000                 1,048,000
         Less notes receivable - stockholders                                             (43,000)                  (45,000)
                                                                                  ---------------           ---------------
            Total Stockholders' Equity                                                    313,000                 1,003,000
                                                                                  ---------------           ---------------
Total Liabilities and Stockholders' Equity                                            $ 2,786,000               $ 3,294,000
                                                                                  ===============           ===============

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
     Six months and three months ended October 24, 1998 and October 25, 1997
                                   (unaudited)

                                                      Six Months Ended                            Three Months Ended
                                              Oct. 24, 1998        Oct. 25, 1997         Oct. 24, 1998        Oct. 25, 1997
---------------------------------------------------------------------------------------------------------------------------
Revenues:
         Equipment sales                      $    636,000       $ 2,231,000               $  166,000       $     1,040,000
         Service revenues                          397,000           285,000                  211,000               140,000
                                           ---------------    --------------            -------------       ---------------
         Total revenues                          1,033,000         2,516,000                  377,000             1,180,000

Cost and expenses:
         Cost of equipment sold                    502,000         1,582,000                  160,000               744,000
         Service expenses                          590,000           362,000                  349,000               182,000
         General and administrative                774,000           833,000                  387,000               384,000
         Selling and marketing                     215,000           222,000                  104,000               109,000
         Research and development                  104,000           322,000                   20,000               179,000
                                           ---------------    --------------            -------------       ---------------

         Total cost and expenses                 2,185,000         3,321,000                1,020,000             1,598,000

Loss from operations                            (1,152,000)         (805,000)                (643,000)             (418,000)


Other income and expense:
         Interest expense                         (112,000)          (48,000)                 (64,000)              (30,000)
         Equity in loss of joint venture           (38,000)                -                  (14,000)                    -
         Other income                               48,000            64,000                    7,000                 4,000
                                           ---------------    --------------            -------------       ---------------

         Total other income/(expense)             (102,000)           16,000                  (71,000)              (26,000)


Net loss                                       ($1,254,000)        ($789,000)               ($714,000)            ($444,000)
                                           ===============    ==============            =============       ===============

Net loss per share -
  Basic and Diluted                                 ($0.08)           ($0.06)                  ($0.05)               ($0.03)
                                           ===============    ==============            =============       ===============

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                 Six Months Ended       Six Months Ended
                                                                 October 24, 1998       October 25, 1997
--------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                   (692,000)           (1,154,000)
-------------------------------------

Cash flows used in investing activities
---------------------------------------
      Additions to property, plant and equipment                          (3,000)                    -
      Investment in joint venture                                        (79,000)              (14,000)
                                                                    ------------          ------------
                                                                         (82,000)              (14,000)

Cash flows from financing activities:
------------------------------------

      Proceeds from private placements of Preferred Stock                512,000               325,000
      Proceeds from (repayments of) line of credit                      (107,000)              388,000
      Repayment of notes payable and loan costs                          (17,000)              (25,000)
      Proceeds from issuance of notes payable                             50,000               310,000
      Other                                                                2,000                13,000
                                                                    ------------          ------------

Net cash provided by financing activities                                440,000             1,011,000
                                                                    ------------          ------------

Net decrease in cash and cash equivalents                               (334,000)             (157,000)
Cash and cash equivalents at beginning of year                           351,000               445,000
                                                                    ------------          ------------

Cash and cash equivalents at end of period                          $     17,000           $   288,000
                                                                    ============          ============

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six months ended October 24, 1998
                                   (unaudited)


                                                     Common
                                      Number of       Stock     Preferred    Preferred    Additional      Retained       Notes
                                      Shares of     $.01 Par      Stock        Stock        Paid-in       Earnings    Receivable -
                                    Common Stock      Value     Series A     Series B       Capital     (Deficiency)  Stockholders
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 25, 1998            17,591,498    $176,000   $4,675,000    $          0    $ 19,461,000   $(23,264,000)   $(45,000)


     Preferred Stock private
        placement (Note 8)                                       312,000         200,000

     Preferred Stock Dividend           274,985       3,000                                      203,000       (206,000)
         (Note 8)

     Warrants Outstanding -
       Original Issue Discount
         (Note )                                                                                  50,000

     Collection on notes receivable-
          stockholders                                                                                                        2,000

     Net loss                                                                                                (1,254,000)
                                   -------------------------------------------------------------------------------------------------
Balance at October 24, 1998          17,866,483    $179,000   $4,987,000      $  200,000    $ 19,714,000   $(24,724,000)   $(43,000)
====================================================================================================================================

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (information as of October 24, 1998 and for the six months and three months ended October 24, 1998 is unaudited)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months and three months ended October 24, 1998, are not necessarily indicative of the results that may be expected for the year ending April 24, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 24, 1998.


1.       Going concern uncertainty

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of October 24, 1998 has an accumulated retained earnings deficiency of $24,724,000. The Company had negative cash flow from operating activities of $692,000 for the six months ended October 24, 1998 and $1,594,000 for the year ended April 25, 1998. Cash and cash equivalents declined from $351,000 at the beginning of fiscal 1999 to $17,000 at October 24, 1998. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised $6,102,000 over the past three years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock . Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using the proceeds of offerings of its equity securities and/or debt securities. The Company is currently attempting to raise at least $2,000,000 through an offering of its Convertible Preferred Stock. Longer term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.


2.       Inventories

At October 24, 1998 and April 25, 1998, inventories consisted of the following:


                                                                           October 24, 1998                 April 25, 1998
                                                                         ---------------------            ------------------
Raw Materials                                                                     $   671,000             $         785,000
Work-in-process                                                                       307,000                       293,000
Finished goods                                                                        547,000                       212,000
                                                                         ---------------------            ------------------
                                                                                   $1,525,000                    $1,290,000
                                                                         =====================            ==================

The above amounts are net of obsolescence reserves of $784,000 and $909,000 at October 24 and April 25, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (information as of October 24, 1998 and for the six months and three months ended October 24, 1998 is unaudited)


3.       Financing arrangements

Short Term Notes Payable

In August, 1997 the Company began issuing notes payable through a private placement in multiples of $12,500, or fractions thereof. As of October 24, 1998, the Company has issued notes in the aggregate of $385,000. The notes accrue interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. Attached to the notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The warrants have been valued at $113,000 using the Black-Scholes option pricing model using the following weighted-average assumptions: a risk free interest rate of 6.37% and expected volatility of .82%. A discount on notes payable has been recorded for that amount. The discount, which is being amortized over the life of the Notes, as extended, was $25,000 as of October 24, 1998. In consideration for extending the initial maturity date, per the terms of the notes, the Company issued to each noteholder an additional 5,000 warrants to purchase common stock of the Company at a price of $1.25.

Line of Credit

On December 18, 1995, the Company established a line of credit which is secured by accounts receivable and other assets of the Company. The credit line, as adjusted, provides for a maximum of $500,000 borrowing capacity to the Company. At October 24, 1998, $93,000 was outstanding under the line of credit and due to formula restrictions, no funds were available to be advanced thereunder. At April 25, 1998, $201,000 was outstanding and due to formula restrictions no funds were available to be advanced thereunder. The line of credit bears an interest rate of prime plus four points (12.00% and 12.50% at October 24, 1998 and April 25, 1998, respectively). The weighted-average interest rate for the six months ended October 24, 1998 and the year ended April 25, 1998 was 12.44% and 12.50%, respectively. The credit line matures December 31, 1998.

4.       Net loss per share

The following table sets forth the computation of net loss per share - basic and diluted:

                                                             6 Months Ended                         3 Months Ended
                                                   --------------------------------        --------------------------------
                                                     October 24,      October 25,            October 24,       October 25,
                                                        1998              1997                   1998             1997
Numerator:
  Net Loss                                          $ (1,254,000)      $   (789,000)          $ (714,000)     $    (444,000)
  Preferred Stock Dividends                             (226,000)          (160,000)            (123,000)           (84,000)
                                                    ------------      -------------          -----------     --------------
  Numerator for net loss per share - loss
    attributable to common shareholders             $ (1,480,000)      $   (949,000)          $ (837,000)     $    (528,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares               17,651,934         17,104,445           17,712,370         17,129,611
                                                    ------------      -------------          -----------     --------------

Net loss per share -- basic and diluted             $      (0.08)      $     ( 0.06)          $    (0.05)     $       (0.03)
                                                    ============      =============          ===========     ==============

                                       8

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (information as of October 24, 1998 and for the six months and three months ended October 24, 1998 is unaudited)


4.       Net loss per share (continued)

The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 3,364,719 and 2,855,211 shares of Common Stock as of October 24, 1998 and October 25, 1997, respectively.

5.       Preferred stock

In September 1996 the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to authorize up to 5,000,000 shares of Preferred stock. To date, the Company has authorized 480 shares as Series A Preferred Stock and 160 shares of Series B Preferred Stock.

The Company offered shares of 9% Convertible Cumulative Redeemable Preferred Stock, Series A ("Series A Preferred Stock") in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999 ("Notes").

As of October 24, 1998, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for n0tes or $12,500 cash per share, generating gross proceeds of $4,987,000 to the Company.

As of October 24, 1998, through private placements, the Company issued 16 shares of Series B Preferred Stock in exchange for notes or $12,500 cash per share, generating proceeds of $200,000 to the Company.

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

The Series B Preferred Stock is convertible at the option of the holder, at any time, into Common Stock of the Company at a price per share of Common Stock equal to $0.75 If converted into Common Stock, each Preferred Share will entitle the holder to receive warrants to purchase a number of shares of Common Stock at a price of $1.25 per share, equal to the number of shares of Common Stock into which the Preferred Shares were converted. The warrants will be valid for a period of five years commencing from the date of issuance.

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

The August 1, 1998 Preferred Stock dividend was paid in Common Stock of the Company on September 14, 1998. The total number of common shares issued to settle the dividend was 274,985. The common shares were valued at $0.75 per share to calculate the number of common shares issued.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (information as of October 24, 1998 and for the six months and three months ended October 24, 1998 is unaudited)


6.       Joint venture

On June 25, 1997, the Company entered into a joint venture agreement with Damon Industries, a privately-owned national juice manufacturer with headquarters in Sparks, Nevada, to form the "Virtual Squeeze" joint venture.

Through October 24, 1998, the Company has provided $303,000 of juice dispensing equipment to joint venture and has incurred $105,000 in losses from the joint venture's operations for a net investment of $198,000. The Company is to be reimbursed for the cost of the equipment through revenues from juice sales made by Virtual Squeeze.

7.       NASDAQ delisting

On October 7, 1998, the Company was notified by NASDAQ that the Company's common stock would be delisted from the NASDAQ Small Cap Market effective with the close of business on October 7, 1998. This event followed a decision by NASDAQ Listing Qualifications Panel regarding the Company's appeal for a temporary exemption from the recently adopted requirements for continued listing on the NASDAQ Small Cap Market.

On October 8, 1998, the Company's common stock began trading on the OTC Bulletin Board under the symbol ABCC. Several broker-dealers continue to publish quotations and otherwise make a market in the Company's common stock on the OTC Bulletin Board.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


The net loss for the six months ended October 24, 1998 was $1,254,000, an increase of $465,000, or 58.9% over the net loss of $789,000 for the same period of the prior year. The net loss for the second quarter of fiscal 1999 was $714,000, an increase of $270,000, or 60.89% over the net loss of $444,000 for the second quarter of fiscal 1998.


Revenues                                   Six Months Ended
                                October 24,                October 25,
                                   1998                       1997

Equipment sales                   $ 636,000               $ 2,231,000
Service revenues                    397,000                   285,000
                                -----------               -----------
   Total                        $ 1,033,000               $ 2,516,000
                                ===========               ===========

Equipment sales for the first six months of fiscal 1999 decreased $1,595,000, or 71.5%, over the same period of the prior year. Sales of paint colorant dispensers and beverage equipment decreased $1,431,000 and $164,000, respectively. For the second quarter of fiscal 1999, equipment sales decreased $874,000, or 84.0%, from the second quarter of 1998. Sales of the Royal Match(TM) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance. Sales of beverage equipment decreased because the Company is not actively marketing its beverage equipment.

Service revenues for the first six months of fiscal 1999 increased $112,000, or 39.3% from the same period of the prior year. For the second quarter of fiscal 1999 service revenues increased $71,000, or 50.7%, over the second quarter of fiscal 1998. These increases are attributable to service contract revenues on Royal Match(TM) paint colorant dispensers.


Gross margins                                     Six Months Ended
                                            October 24,       October 25,
                                               1998              1997

 Equipment                                     41.7%             36.8%
                                               ====              ====
 Service                                      (28.3)%           (12.7)%
                                               ====              ====
   Total                                       14.8%             31.2%
                                               ====              ====

For the first six months of fiscal 1999, gross margin as a percentage of sales on equipment increased 4.9 points over the same period of the prior year. The increase resulted from higher margins obtained from sales of the Royal Match(TM) paint dispensers.

For the first six months of fiscal 1999, gross margin as a percentage of service revenues decreased 15.6 points over the same period of the prior year. The decrease was caused by increased labor, travel, and parts expenses during the first six months of fiscal 1999.

General and administrative

For the first six months of fiscal 1999, general and administrative expenses decreased $59,000, or 7.1%, to $774,000 down from $833,000 for the same period of the prior year. Amortization of deferred charges of $173,000 is primarily responsible for the decrease. Additionally, during the first six months of fiscal 1999 the accrual for legal fees decreased $54,000. These decreases were partially offset by an increase in payroll expense of $177,000 during the first six months of fiscal 1999. More labor is being charged to general and administrative expense during fiscal 1999 due to lack of activity in other functional areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling and marketing expenses

For the six months of fiscal 1999, selling and marketing expense decreased $7,000, or 3.1%, to $215,000, down from $222,000 for the same period of the prior year. For the second quarter of fiscal 1999, selling and marketing expense decreased $5,000, or 4.6%, to $104,000, down from $109,000 for the second quarter of fiscal 1998. The decreases are due to changes in sales and marketing personnel.


Research and development

For the six months of fiscal 1999, research and development expense decreased $218,000, or 67.7%, to $104,000, down from $322,000 for the same period of the prior year. For the second quarter of fiscal 1999, research and development expense decreased $159,000, or 88.8%, to $20,000, down from $179,000 for the second quarter of fiscal 1998. The decreases are due to the ROYAL MATCH(TM) paint colorant dispenser and the VIRTUAL SQUEEZE(TM) juice dispenser being virtually completed during the fourth quarter of fiscal 1998.


Interest expense

For the first six months of fiscal 1999, interest expense increased $64,000, or 133.3%, to $112,000, up from $48,000 for the same period of the prior year. For the second quarter of fiscal 1999, interest expense increased $34,000, or 113.3%, to $64,000, up from $30,000 for the second quarter of fiscal 1998. The increases were caused by higher debt balances in the current periods and amortization of the discount on notes payable.


Equity in loss of joint venture

The Company's equity in the loss of the Virtual Squeeze Joint Venture for the first six months of fiscal 1999 was $38,000. For the second quarter of fiscal 1998, the Company's equity in the loss of the joint venture was $14,000. The losses are attributable to the start up costs and marketing expenses of the joint venture.


Other income

Other income decreased $16,000, or 25%, to $48,000 for the first six months of fiscal 1999, down from $64,000 for the same period of the prior year. Other income for the current period is primarily attributable to a distribution excess earnings on fund assets by the Ohio Bureau of Workers Compensation. Other income for the six months of fiscal 1998 related to the reversal of estimated liabilities and related expenses which were recorded by the Company in fiscal 1997. The underlying matters were ultimately settled without cost to the Company in that year.

For the second quarter of fiscal 1999, other income increased $3,000, or 75%, to $7,000, up from $4,000 for the second quarter of fiscal 1998. The increase is attributable to funds received from the sale of scrap materials.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $17,000 as of October 24, 1998 from $351,000 at April 25, 1998. Operations for the first quarter of fiscal 1999 used cash of $692,000. Net cash used by investing activities was $82,000 which included advances of $79,000 to the Virtual Squeeze Joint Venture and $3,000 in additions to the machinery and equipment. Net cash provided by financing activities was $440,000. The cash provided by financing activities is attributable to $562,000 in private placements of Preferred Stock and Notes Payable which were offset by net repayments of $107,000 to the Company's line of credit and notes payable. The Company currently has no material commitments for capital expenditures.

         Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and equity derivative instruments. From August 1, 1996, to October 30, 1996, the Company issued 132 shares of Series A Preferred Stock in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes Payable in the aggregate principal amount of $1,650,000. From August 1, 1996, through December 1, 1998, the Company issued 267 shares of Series A Preferred Stock in exchange for $12,500 cash per share, generating $3,438,000 cash. From September 18, 1998 to December 1, 1998, the Company issued 16 shares of Series B Preferred Stock in exchange for $12,500 cash per share, generating $200,000 cash

         In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company anticipates using proceeds of one or more equity offerings to satisfy its obligation under the Notes at the extended maturity date. If the Company is not successful is raising such proceeds, it may seek to further extend the maturity date through negotiations with Holders of the Notes and their representatives. As of December 1, 1998, the Company has issued notes in the aggregate of $385,000.

         The Company maintains an accounts receivable credit line to meet short-term cash requirements. The credit line bears an interest rate of prime plus four points. The credit line provides for a maximum of $500,000 borrowing capacity to the Company. As of October 24, 1998, $93,000 was outstanding under the line of credit and due to collateral requirements no funds were available to be advanced thereunder. The credit line matures December 31, 1998.

         The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using the proceeds of offerings of its equity and/or debt securities and short-term borrowings. The Company is currently attempting to raise at least $2,000,000 through an offering of its Convertible Preferred Stock. Longer term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

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

         The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the Company's ability to continue as a going concern (see Note 1 to the Financial Statements).

PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The 1998 Annual Meeting of Shareholders of the Company was held on October 9, 1998.

The Director nominees, Charles M. Stimac, Jr., C. Rand Michaels, William L. Shanklin and Frank E. Vaughn were elected with 14,331,624 shares of common stock voting in favor of their election and 81,378 shares withholding authority to vote for said Director nominees.

The Director nominees, Herbert L. Luxenburg and Norbert J. Lewandowski were elected with 14,330,624 shares of common stock voting in favor of their election and 82,378 shares withholding authority to vote for said Director nominees.


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

10.2     Form of Director Option Agreement dated October 30, 1998.

10.3     Amended 1995 Stock Option Plan.

11.1 Statement regarding computation of per share earnings (see Item 8 of this Annual Report in Form 10-K).

21.1     Subsidiaries of the Registrant.

23.1     Consent of Grant Thornton LLP.

23.2     Consent of Ernst & Young LLP.

23.3     Consent of St. John & Wayne, L.L.C. (included in Eshibit 5.1)

24.      Power of Attorney (see signature page hereof).

27.      Financial Data Schedule (for S.E.C. electronic filing only)


(b)      Current reports on Form 8-K during the quarter ended July 25, 1998.

         A report on Form 8-K was filed on October 8, 1998 to report the following event:

         On October 7, 1998, the Company was notified by NASDAQ that the Company's common stock would be delisted from the NASDAQ Small Cap Market effective with the close of business on October 7, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ABC Dispensing Technologies, Inc.



Date:    December 8, 1998                   /s/ Charles M. Stimac, Jr.
      ---------------------                 -----------------------------------
                                            Charles M. Stimac, Jr.
                                            President/CEO