Form 10-Q
period 1999-01-23
ABC DISPENSING TECHNOLOGIES INC
filed 1999-03-11
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JANUARY 23, 1999
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                    Florida                                  59-2001203
                    -------                                  ----------
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

         Common Stock outstanding at March 1, 1999 was 17,866,483 shares.


                                      INDEX

               ABC DISPENSING TECHNOLOGIES, INC. AND SUBSIDIARIES


Part I   Financial Information                                                                                     Page No.
---------------------------------------------------------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - January 23, 1999 and April 25, 1998                                                3

         Consolidated statements of operations - Nine months and three months
         ended January 23, 1999 and January 24, 1998                                                                      4

         Consolidated statements of cash flows - Nine months ended January 23, 1999
         and January 24, 1998                                                                                             5

         Consolidated statement of stockholders' equity - Nine months ended January 23, 1999                              6

         Notes to consolidated financial statements                                                                    7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        11-13


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


                                             ABC DISPENSING TECHNOLOGIES, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                        (unaudited)

ASSETS                                                                          January 23, 1999             April 25, 1998
---------------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                   $          -              $    351,000
         Trade receivables:
           Accounts receivable, less allowance for doubtful accounts
             of $57,000 and $84,000 as of January 23, 1999, and
             April 25, 1998,  respectively                                                192,000                   708,000
         Inventories                                                                    1,783,000                 1,290,000
                                                                                   --------------            --------------
                  Total current assets                                                  1,975,000                 2,349,000

Property, Plant, and Equipment                                                            594,000                   644,000

Other assets:
         Investment in Joint Venture                                                            -                   202,000
         Intangible assets, less accumulated amortization of $639,000
          and $633,000 as of January 23, 1999, and April 25, 1998,  respectively           24,000                    29,000
         Patents pending and deferred charges                                              51,000                    70,000
                                                                                   --------------            --------------
                                                                                           75,000                   301,000
                                                                                   --------------             -------------
TOTAL ASSETS                                                                          $ 2,644,000               $ 3,294,000
                                                                                   ==============            ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
         Current portion of long-term debt                                             $   22,000                $   36,000
         Short-term notes payable                                                         595,000                   300,000
         Line of credit                                                                         -                   201,000
         Accounts payable                                                                 888,000                   649,000
         Accrued liabilities:
           Accrued Interest                                                                51,000                    22,000
           Employee compensation and benefits                                             240,000                   199,000
           Warranty reserve                                                               161,000                   169,000
            Other                                                                         142,000                   197,000
         Deferred income                                                                  240,000                   261,000
                                                                                   --------------            --------------
                  Total current liabilities                                             2,339,000                 2,034,000

Long-term debt                                                                            238,000                   257,000

Stockholders' equity:
         Preferred Stock - Series A, 9% cumulative; authorized 480 shares, 399 and 374 shares issued
           and outstanding at January 23, and April 25, respectively                    4,987,000                 4,675,000
         Preferred Stock - Series B, 9% cumulative;
           authorized 160 shares, 24 shares issued
           and outstanding at January 23                                                  300,000                         -
         Preferred Stock - Series C, 9% cumulative;
           authorized 200 shares, 12 shares issued
           and outstanding at January 23                                                  120,000                         -
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 17,866,483 and 17,591,498 shares issued and
           outstanding at January 23 and April 25, respectively                           179,000                   176,000
         Additional paid-in capital                                                    19,714,000                19,461,000
         Retained earnings (deficiency)                                               (25,212,000)              (23,264,000)
                                                                                   --------------            --------------
                                                                                           88,000                 1,048,000
         Less notes receivable - stockholders                                      (       21,000)            (      45,000)
                                                                                   --------------            --------------
            Total Stockholders' Equity                                                     67,000                 1,003,000
                                                                                   --------------            --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 2,644,000               $ 3,294,000
                                                                                   ==============            ==============

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
    Nine months and three months ended January 23, 1999 and January 24, 1998
                                   (unaudited)

                                                    Nine Months Ended                            Three Months Ended
                                               Jan. 23, 1999    Jan. 24, 1998            Jan. 23, 1999      Jan. 24, 1998
---------------------------------------------------------------------------------------------------------------------------
Revenues:
         Equipment sales                      $    720,000       $ 4,088,000               $   84,000       $     1,857,000
         Service revenues                          598,000           423,000                  201,000               138,000
                                            --------------     -------------            -------------       ---------------
         Total revenues                          1,318,000         4,511,000                  285,000             1,995,000

Cost and expenses:
         Cost of equipment sold                    546,000         2,917,000                   44,000             1,135,000
         Service expenses                          811,000           525,000                  221,000               270,000
         General and administrative              1,250,000         1,214,000                  476,000               331,000
         Selling and marketing                     289,000           337,000                   74,000               115,000
         Research and development                  128,000           497,000                   24,000               318,000
                                            --------------     -------------            -------------       ---------------

         Total cost and expenses                 3,024,000         5,490,000                  839,000             2,169,000

Loss from operations                            (1,706,000)       (  979,000)                (554,000)           (  174,000)


Other income and expense:
         Interest expense                      (   160,000)       (   89,000)               (  48,000)           (   41,000)
         Equity in loss of joint venture       (    42,000)                -                (   4,000)                    -
         Gain on dissolution of
            joint venture                           88,000                 -                   88,000                     -
         Other income                               78,000            35,000                   30,000            (   29,000)
                                            --------------     -------------            -------------       ---------------

         Total other income/(expense)          (    36,000)          (54,000)                  66,000            (   70,000)


Net loss                                       ($1,742,000)     ($ 1,033,000)             ($  488,000)           ($ 244,000)
                                            ==============     =============            =============       ===============

Net loss per share -
  Basic and Diluted                        ($         0.12)   ($        0.07)             ($     0.03)           ($    0.02)
                                            ==============     =============            =============       ===============

                             See accompanying notes.


                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Nine Months Ended       Nine Months Ended
                                                                 January 23, 1999       January 24, 1998
---------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                (   938,000)           (1,242,000)
-------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Additions to property, plant and equipment                     (     9,000)               46,000
      Additions to patents                                                     -           (    30,000)
      Investment in joint venture                                    (   188,000)          (   123,000)
                                                                   -------------         -------------
                                                                     (   197,000)          (   107,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from private placements of Preferred Stock                732,000               462,000
      Proceeds from (repayments of) line of credit                   (   201,000)              371,000
      Repayment of notes payable and loan costs                      (    33,000)          (    29,000)
      Proceeds from issuance of notes payable                            260,000               335,000
      Proceeds from issuance of treasury stock                                 -                37,000
      Proceeds from collection of stockholders receivable                 24,000                 5,000
      Other                                                                2,000                10,000
                                                                   -------------         -------------

Net cash provided by financing activities                                784,000             1,191,000
                                                                   -------------         -------------

Net decrease in cash and cash equivalents                            (   351,000)         (    158,000)
Cash and cash equivalents at beginning of year                           351,000               445,000
                                                                   -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $           -           $   287,000
                                                                   =============         =============

                             See accompanying notes.


                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six months ended January 23, 1999
                                   (unaudited)


                                                   Common
                                      Number of    Stock    Preferred   Preferred   Preferred   Additional   Retained       Notes
                                      Shares of   $.01 Par     Stock      Stock       Stock       Paid-in    Earnings   Receivable -
                                    Common Stock    Value    Series A    Series B    Series C     Capital  (Deficiency) Stockholders
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 25, 1998            17,591,498  $176,000  $4,675,000  $        0   $       0   $19,461,000 $(23,264,000)  $(45,000)


     Preferred Stock private
        placement                                             312,000     300,000     120,000

     Preferred Stock Dividend           274,985     3,000                                           203,000     (206,000)


     Warrants Outstanding -
       Original Issue Discount                                                                       50,000

     Collection on notes receivable-
          stockholders                                                                                                       24,000

     Net loss                                                                                                 (1,742,000)
                                     -----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 23, 1999          17,866,483  $179,000  $4,987,000  $ 300,000    $ 120,000   $19,714,000 $(25,212,000)  $(21,000)
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months and three months ended January 23, 1999, are not necessarily indicative of the results that may be expected for the year ending April 24, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 24, 1998.


1.       GOING CONCERN UNCERTAINTY

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of January 23, 1999 has an accumulated retained earnings deficiency of $25,212,000. The Company had negative cash flow from operating activities of $938,000 for the nine months ended January 23, 1999 and $1,594,000 for the year ended April 25, 1998. Cash and cash equivalents declined from $351,000 at the beginning of fiscal 1999 to $0 at January 23, 1999. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been successful in raising capital from private investors and raised approximately $6,200,000 over the past three years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock . Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

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


2.       INVENTORIES

At January 23, 1999 and April 25, 1998, inventories consisted of the following:

                                                                           October 24, 1998                 April 25, 1998
                                                                         ---------------------            ------------------
Raw Materials                                                                     $   660,000             $         785,000
Work-in-process                                                                       283,000                       293,000
Finished goods                                                                        840,000                       212,000
                                                                         --------------------             -----------------
                                                                                   $1,783,000                    $1,290,000
                                                                         ====================             =================

The above amounts are net of obsolescence reserves of $782,000 and $909,000 at January 23, 1999 and April 25, 1998 respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       FINANCING ARRANGEMENTS

SHORT TERM NOTES PAYABLE
In August, 1997 the Company began issuing notes payable through a private placement in multiples of $12,500, or fractions thereof. As of January 23, 1999, the Company has issued notes in the aggregate of $385,000. The notes accrue interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. In consideration for extending the initial maturity date, per the terms of the notes, the Company issued to each noteholder an additional 5,000 warrants to purchase common stock of the Company at a price of $1.25. At December 31, 1998 the holders of the notes agreed to extend the maturity date of the notes to December 31, 1999. Attached to the notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The warrants have been valued at $113,000 using the Black-Scholes option pricing model using the following weighted-average assumptions: a risk free interest rate of 6.37% and expected volatility of .82%. A discount on notes payable has been recorded for that amount. The discount has been fully amortized as of December 31, 1998.

In October, 1998 the Company began issuing notes payable in multiples of $10,000 through a private placement. As of January 23, 1999, the company has issued notes in the aggregate of $210,000. The notes accrue interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date of the notes is December 31, 1999.


LINE OF CREDIT
On December 18, 1995, the Company established a line of credit which is secured by accounts receivable and other assets of the Company. The credit line, as adjusted, provided for a maximum of $500,000 borrowing capacity to the Company. The credit line matured on December 31, 1998 and no amounts were outstanding at that time. At April 25, 1998, $201,000 was outstanding and due to formula restrictions no funds were available to be advanced thereunder. The line of credit bears an interest rate of prime plus four points (12.00% and 12.50% at December 26, 1998 and April 25, 1998, respectively). The weighted-average interest rate for the nine months ended January 23, 1998 and the year ended April 25, 1998 was 12.36% and 12.50%, respectively.

4.       NET LOSS PER SHARE

The following table sets forth the computation of net loss per share - basic and diluted:

                                                              9 Months Ended                         3 Months Ended
                                                  ---------------------------------        -------------------------------
                                                      January 23,      January 24,           January 23,       January 24,
                                                         1999             1998                   1999             1998
                                                         ----             ----                   ----             ----
Numerator:
  Net Loss                                          $( 1,742,000)    $ (  1,033,000)          $( 488,000)     $ (  244,000)
  Preferred Stock Dividends                         (    338,000)      (    243,000)           ( 117,000)       (   84,000)
                                                   -------------    ---------------        -------------    --------------
  Numerator for net loss per share - loss
    attributable to common shareholders             $( 2,080,000)    $ (  1,276,000)          $( 605,000)     $ (  328,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares               17,651,934         17,178,863           17,712,370        17,330,347
                                                   -------------    ---------------        -------------    --------------

Net loss per share -- basic and diluted             $     ( 0.12)    $       ( 0.07)         $    ( 0.03)     $     ( 0.02)
                                                   =============    ===============        =============    ==============

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       NET LOSS PER SHARE (CONTINUED)

The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 3,364,719 and 2,855,211 shares of Common Stock as of January 23, 1999, and January 24, 1998, respectively.

5.       PREFERRED STOCK

In September 1996 the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to authorize up to 5,000,000 shares of Preferred stock. To date, the Company has authorized 480 shares as Series A Preferred Stock, 160 shares of Series B Preferred Stock, and 200 Shares of Series C Preferred Stock.

The Company offered shares of 9% Convertible Cumulative Redeemable Preferred Stock, Series A ("Series A Preferred Stock") in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999 ("Notes").

As of October 24, 1998, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,987,000 to the Company.

As of January 23, 1999, through private placements, the Company issued 24 shares of Series B 9% Cumulative Redeemable Preferred Stock in exchange for $12,500 cash per share, generating proceeds of $300,000 to the Company.

As of January 23, 1999, through private placements, the Company issued 12 shares of Series C B 9% Cumulative Redeemable Preferred Stock in exchange for $10,000 cash per share, generating proceeds of $120,000 to the Company.

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

The Series C Preferred Stock is convertible at the option of the holder, at any time, into Common Stock of the Company at a price per share of Common Stock equal to $0.25.

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

As of February 1, 1999 there is a dividend payable on the Preferred Stock in the amount of $234,859. The dividend will be paid in common stock of the Company. A total of 1,231,565 common shares will be issued to satisfy the dividend.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Dissolution of Joint venture

The Company and Damon Industries mutually agreed to dissolve the "Virtual Squeeze" joint venture as of December 31, 1998. The Company will continue to operate the Virtual Squeeze juice program for its own account.

Through December 31, 1998, the Company has provided $249,000 of juice dispensing equipment to the joint venture and has incurred $109,000 in losses from the joint venture's operations for a net investment of $140,000. Equipment and other assets the Company obtained from joint venture upon dissolution totaled $228,000, resulting in a gain of $88,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The net loss for the nine months ended January 23, 1999 was $1,742,000, an increase of $709,000, or 68.6% over the net loss of $1,033,000 for the same period of the prior year. The net loss for the third quarter of fiscal 1999 was $488,000, an increase of $244,000, or 100% over the net loss of $244,000 for the third quarter of fiscal 1998.


Revenues                                          Nine Months Ended
                                       January 23,                January 24,
                                          1999                       1998

Equipment sales                          $ 720,000               $ 4,088,000
Service revenues                           598,000                   423,000
                                       -----------               -----------
   Total                               $ 1,318,000               $ 4,511,000
                                       ===========               ===========

Equipment sales for the first nine months of fiscal 1999 decreased $3,368,000, or 82..4%, over the same period of the prior year. Sales of paint colorant dispensers and beverage equipment decreased $3,194,000 and $174,000, respectively. For the third quarter of fiscal 1999, equipment sales decreased $1,773,000, or 95.5%, from the third quarter of 1998. Sales of the Royal Match(TM) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance. Sales of beverage equipment decreased because the Company is not actively marketing its beverage equipment.

Service revenues for the first nine months of fiscal 1999 increased $175,000, or 41.4% from the same period of the prior year. For the third quarter of fiscal 1999 service revenues increased $63,000, or 45.6%, over the third quarter of fiscal 1998. These increases are attributable to service contract revenues on Royal Match(TM) paint colorant dispensers.


Gross margins                                   Nine Months Ended
                                           January 23,       January 24,
                                              1999              1998

 Equipment                                    39.4%             34.3%
                                              ====              ====
 Service                                     (20.5)%           ( 5.2)%
                                              ====              ====
   Total                                      12.2%             30.6%
                                              ====              ====

For the first nine months of fiscal 1999, gross margin as a percentage of sales on equipment increased 5.1 points over the same period of the prior year. The increase resulted from higher margins obtained from sales of the Royal Match(TM) paint dispensers.

For the first nine months of fiscal 1999, gross margin as a percentage of service revenues decreased 15.3 points over the same period of the prior year. The decrease was caused by increased labor, travel, and parts expenses during the first nine months of fiscal 1999.


General and administrative

For the first nine months of fiscal 1999, general and administrative expenses increased $36,000, or 2.9%, to $1,250,000, up from $1,214,000 for the same period of the prior year. Severance expense of $89,000 and increased payroll expense of $214,000 were responsible for the increase. More labor is being charged to general and administrative expense during fiscal 1999 due to lack of activity in other functional areas. These increases were partially offset by decreases in legal fee accruals and decreased supplies usage. Additionally, there was not amortization of deferred charges in the current year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling and marketing expenses

For the first nine months of fiscal 1999, selling and marketing expense decreased $48,000, or 14.2%, to $289,000, down from $337,000 for the same period of the prior year. For the third quarter of fiscal 1999, selling and marketing expense decreased $41,000, or 35.7%, to $74,000, down from $115,000 for the third quarter of fiscal 1998. The decreases are due to changes in sales and marketing personnel and decreased commissions paid.


Research and development

For the first nine months of fiscal 1999, research and development expense decreased $369,000, or 74.2%, to $128,000, down from $497,000 for the same period of the prior year. For the third quarter of fiscal 1999, research and development expense decreased $152,000, or 86.4%, to $24,000, down from $176,000 for the third quarter of fiscal 1998. The decreases are due to the ROYAL MATCH(TM) paint colorant dispenser, the VIRTUAL SQUEEZE(TM) juice dispenser and the ROYAL MATCH(TM) operating software being virtually completed during the fourth quarter of fiscal 1998.


Interest expense

For the first nine months of fiscal 1999, interest expense increased $71,000, or 79.8%, to $160,000, up from $89,000 for the same period of the prior year. For the third quarter of fiscal 1999, interest expense increased $7,000, or 17.1%, to $48,000, up from $41,000 for the third quarter of fiscal 1998. The increases were caused by higher debt balances in the current periods and amortization of the discount on notes payable.


Equity in loss of joint venture

The Company's equity in the loss of the Virtual Squeeze Joint Venture for the first nine months of fiscal 1999 was $42,000. For the third quarter of fiscal 1999, the Company's equity in the loss of the joint venture was $4,000. The losses are attributable to the start up costs and marketing expenses of the joint venture.


Other income

Other income increased $43,000, or 122.8%, to $78,000 for the first nine months of fiscal 1999, down from $35,000 for the same period of the prior year. Other income for the current period is attributable to a distribution excess earnings on fund assets by the Ohio Bureau of Workers Compensation and the collection of accounts receivable that were previously written off. Other income for the nine months of fiscal 1998 related to the reversal of estimated liabilities and related expenses which were recorded by the Company in fiscal 1997. The underlying matters were ultimately settled without cost to the Company in that year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $0 as of January 23, 1999, down from $351,000 at April 25, 1998. Operations for the first three quarters of fiscal 1999 used cash of $918,000. Net cash used by investing activities was $197,000 which included advances of $188,000 to the Virtual Squeeze Joint Venture and $9,000 in additions to the machinery and equipment. Net cash provided by financing activities was $764,000. The cash provided by financing activities is attributable to $992,000 in private placements of Preferred Stock and Notes Payable which were offset by net repayments of $234,000 to the Company's line of credit and notes payable. The Company currently has no material commitments for capital expenditures.

         The decline in sales during the first nine months of fiscal 1999 has worsened the Company's liquidity position. The Company is currently unable to make operational expenditures, including payroll, on a timely basis. Additionally, the Company is unable to make any significant payments towards its trade payables balance. To date, six lawsuits are pending against the Company by vendors seeking payment of amounts owed them by the Company. The aggregate amount of the suits totals $346,821.

         In response to the lack of liquidity, management has reduced or contained expenditures at the minimum levels necessary to maintain the operations of the Company. Currently, the Company's primary source of liquidity is raising capital through the sale of equity or equity derivatives, and debt instruments.


         The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using the proceeds of offerings of its equity and/or debt securities. The Company is currently attempting to raise at least $2,000,000 through an offering of its Convertible Preferred Stock. Longer term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

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

         The current liquidity position of the Company and the inability of operations to generate positive cash flow raise substantial doubt about the Company's ability to continue as a going concern (see Note 1 to the Financial Statements).

PART II - OTHER INFORMATION


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) The following exhibits are incorporated by reference herein or annexed to this quarterly report:

3.1      Certificate of Incorporation of the Registrant.

3.2      Bylaws of the Registrant.

10.1 Employment agreement dated March 1, 1997 by and between the Registrant and Charles M. Stimac, Jr.

10.2     Form of Director Option Agreement dated October 30, 1998.

10.3     Amended 1995 Stock Option Plan.

10.4 Amendment #1 to Employment agreement between the registrant and Charles M. Stimac, Jr.

11.1 Statement regarding computation of per share earnings (see Item 1 of this Form 10-Q).

21.1     Subsidiaries of the Registrant.

27.      Financial Data Schedule (for S.E.C. electronic filing only)


(b) Current reports on Form 8-K during the quarter ended January 23, 1999.

         During the Quarter ended January 23, 1999, no reports were filed on Form 8-K.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ABC Dispensing Technologies, Inc.


Date:    March 11, 1999                         /s/ Charles M. Stimac, Jr.
      -----------------                       ----------------------------
                                                   Charles M. Stimac, Jr.
                                                   President/CEO