Form 10-K
period 1999-04-24
ABC DISPENSING TECHNOLOGIES INC
filed 1999-08-02
CIK 748103

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended April 24, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                               59-2001203
           -------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     451 Kennedy Road Akron, Ohio                                   44305
     ----------------------------                                   -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

         The aggregate market value of the voting stock held by non-affiliates as of July 15, 1999 was $5,367,000.

         The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is: Common Stock outstanding at July 15, 1999 was 19,168,049 shares.

         Documents Incorporated by Reference

         The Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated by reference in Part III.
                                        Total number of pages of this report: 33
                                           Index to Exhibits located on page 32.

ITEM 1.  BUSINESS
-----------------

         When used in this report, the words "estimate", "project", "intend", "expect", "believe" and similar expressions are used to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. Such risks include, without limitation, substantial competition, future capital needs, uncertainty of additional financing, potential future dilution, dependence on key-personnel and uncertainty as to full scale commercialization of the Company's products. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. There can be no assurances that the Company's forward-looking statements will prove to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements.

CORE COMPETENCE

         The Company designs, manufactures and services state-of-the-art dispensing systems that utilize standard micro-processing technology and proprietary operating software. The current product offerings are specifically designed to allow semi-skilled operators to efficiently dispense liquids in varied environments. The Company's technology is protected by 22 patents and 3 patents pending. This technology provides users with a superior ability to effectively dispense and control materials and minimize labor and waste.

         The Company's patent protected technology is complemented by a talented, highly responsive workforce. These core assets allow the Company to design, manufacture, install and service dispensing equipment that provides the Company with uniquely beneficial capabilities to meet the needs of its dispensing customers.

MARKET FOCUS

         The Company has set a strategy to focus all of its existing resources on its paint dispensing and juice dispensing product lines. These product lines represent the Company's primary product development efforts during the past three years. Revenues and profits from these lines may be reinvested to develop additional applications for dispensing systems. The Company will consider new development only under strict financial guidelines including advance customers' commitments necessary to defray development expenses.

PRODUCTS

Paint and Coatings

         The Company produces Royal Match(R) equipment, a pneumatic colorant dispenser serving the architectural paint manufacturing and retailing industries. Royal Match(R) is designed to accommodate the ever changing, more environmentally friendly colorant formulations resulting from the mandatory elimination of V.O.C. (Volatile Organic Compounds). Check Mate(R) operating software, used for Royal Match(R), is user friendly with advanced functionality and efficient keystroke and screen commands.

         Royal Match(R) is state-of-the-art technology that provides many years of inexpensive operating use with the following:

Features                                  Benefits
--------                                  --------

Pneumatic flow control.                   Reduced operational cost.
                                          Eliminates costly mechanical pumps and
                                          manual calibration.


Modular Configuration:                    Customer flexibility over the long
Up to 18 colorant reservoirs              run. System matches customers needs.
in 5, 7, or 9 quart capacities.           Tells operator when low on product.
Includes electronic inventory             Prevents dispense if sufficient
fill level monitoring.                    colorant amounts are unavailable.

Automatic, simultaneous dispense.         Eight ingredients dispensed at a time
                                          for efficient completion of task.


Nozzle protection:
Eliminates manual purging:

  1.) Clear flush after each dispense.    --Self cleaning--carries colorant to
                                          paint can and prevents drying and
                                          clogging.
  2.) Pneumatic nozzle cover.             --Keeps tips moist--automatically
                                          slips on and off for dispense.
  3.) Colorant line strainer system.      --Prevents colorant debris from
                                          clogging valves.

Electronic self-calibration.              System automatically adjusts during
                                          constant recycle for changes in
                                          colorant rheology, including
                                          temperature and viscosity.


Proprietary, high tech easy to
use Check Mate(R) operating
software.                                 --Operates from a single screen.


                                          --Simple operation 1) color 2) product
                                          3) dispense.

                                          --Save custom formulas.

                                          --Adjust standard formulas-customize
                                          by percentage increments up or down.

                                          --Modification of data base at
                                          location-enter and delete paint
                                          manufacturing formulas on site.

                                          --Internet ready, allowing for
                                          electronic ordering.

                                          --Remote diagnosis and troubleshooting
                                          by modem.


         The Company has positioned Royal Match(R) with its Check Mate(R) operating software to displace existing, obsolete dispensing systems. The Company has adapted the applicability of Royal Match(R) to range from the highest volume paint seller to the small operator who wants to modernize and expects its business to grow. The Company has focused its efforts on the U.S. and Western Europe markets.

         The Company has great confidence in its paint dispensing products and service organization. The Company is currently in discussions with customers that represent a majority of the domestic market, although the Company has no assurance of sales. Units are installed and running or being specially prepared for further testing at True Value, I.C.I., Wal-Mart, Akzo Nobel and others. During the last year, the Company has enjoyed a continuing relationship with The Home Depot as evidenced by renewed service agreements and the shipment of 25 units.

         A 30-day, free trial program of the Royal Match(R) colorant system has resulted in the sale of 13 units to eight smaller, independent paint companies. To date, virtually all of the customers who have evaluated the products have purchased the equipment.

         During the fiscal years ended April 24, 1999, and April 25, 1998, paint product sales to The Home Depot represented 52%, and 89% of total Company revenues, respectively.

         The Company assembles its own equipment from standard industry parts and custom assemblies made to the Company's specifications. The Company does not foresee any shortage of materials needed to meet the demand of its customers.

Beverage

The Company currently manufactures and markets two types of beverage dispensers: juice and liquor.

         Virtual Squeeze(R) is designed to be a complete fruit-juice program being marketed primarily to the health care industry by major foodservice companies, independent beverage companies and directly by the Company. The package includes state-of-the-art, proprietary dispensing equipment, shelf-stable bag-in-the box fruit-juice concentrates and service and support.

         The joint venture agreement with Damon Industries, through which the Company previously marketed the Virtual Squeeze(R) program, has been terminated effective December 31, 1998. The Company is now solely responsible for all aspects of the juice program. Damon Industries remains a vendor of juice concentrates.

         Direct marketing efforts during the year in Northeast Ohio have resulted in the naming of approved distribution by SYSCO Foods, Alliant Foodservice, and Avalon Distributing. The direct placement of units in this market and the support of the committed distributors has generated significant interest and has led to the evaluation of the system by national and regional nursing home chains.

         The Company's electronically brix-controlled, high-volume, automatic system is capable of consecutively pouring 400, four ounce drinks chilled to under 40(Degree). This dispenser adds 30 inches of kitchen counter space. Built-in "dishwasher-like" mandatory, periodic internal sanitization functionality ensures compliance and freshness while extending the reliability and useful life of the dispenser. The button-actuated, patented nozzle inside the convenient, moveable wand dispenses water and concentrate simultaneously and repeatedly for up to six flavors. The space saving unit is totally self-contained--electronics, power supply, compressor, chiller, and bins for up to six bags of concentrate--all fitting within the small footprint. Automatically blending two juices at a time provides an expanded universe of flavors.

         Other aspects of the Virtual Squeeze(R) program are:

Features                                  Benefits
--------                                  --------

Large capacity chilling for drinks        Designed to meet requirements of State
dispensed well below 40(Degree).          and Federal regulatory agencies
                                          regarding serving temperature and
                                          cleanliness.


Semi automatic mandatory sanitization
set every 28 days.

Shelf stable 200 oz. bag-in-box juice     Bags are easy to handle, juice is high
stored at room temperature dispensed      quality and con- sistent while
quickly with ability to blend any two     increasing variety, saving time,
flavors at once.                          money, and labor while eliminating
                                          waste. Eliminates frozen and
                                          refrigerated storage.

Totally self contained unit that          Designed for large volume juice
includes bag storage, increased           consumption. Kitchen space is
counter space, with movable or            maximized while adding productivity
stationary dispense wand for hands        and efficiency to serving duties.
free pouring, portion control and
auto-dispense.

Program summary:

--Customer receives state-of-art dispenser, installation, and maintenance at no charge for use with Virtual Squeeze juice.
--Help desk support for all customers--80% of calls answered without service dispatched.
--Virtual Squeeze(R) juice delivered to customers by foodservice, independents and the Company.
--Customer enjoys high tech package and competitive prices for juice.

         The Company's immediate goal is the penetration of skilled nursing facilities within the institutional juice market. In addition, an opportunity also exists for hospitals, government facilities, prisons, military installations and schools.

         Because of the nature of the former joint venture with Damon Industries, there is not a full year consolidation of sales and expenses in the Company's financial statements. Financial results for the joint venture, prior to January 1, 1999, are included as Equity in Loss of Joint Venture. The Virtual Squeeze(R) juice program has generated total revenues of $344,000 during the fiscal year ended April 24, 1999. This compares to total revenues of $155,000 for the fiscal year ended April 25, 1998.

         The Company's UltraBar(R) liquor dispensing system pours multi-ingredient drinks quickly and consistently. Advantages of the system include: speed, accuracy, cash and inventory accountability, and control of theft, spillage, overpours and giveaways.

         Sales of UltraBar(R) products accounted for 3.2%, 5.2% and 10.1%, of total Company revenues in FY 1999, FY 1998, and FY 1997, respectively.

         The Company assembles its own equipment from standard industry parts and custom assemblies made to the Company's specifications. The Company does not foresee any shortage of materials needed to meet the demand of its customers.

SERVICE AND TECHNICAL SUPPORT

         The Company has a geographically dispersed service organization that has the ability to support the equipment sales of the Company in the United States. The Company is continuing to analyze the need for additional service technicians as the equipment base grows. A solid reputation regarding quick and thorough service response is a contributing factor to the sales effort. The Company is dedicated to providing the best ongoing support and service in its respective markets.

         Service sales accounted for 52.2%, 11.4%, and 21% of total Company revenues in FY 1999, FY 1998 and FY 1997, respectively.

SALES BACKLOG

         As of April 24, 1999 the sales order backlog (un-shipped product orders) was $44,000. As of April 25, 1998 the sales order backlog was $483,000. This decrease is a result of fewer un-shipped orders for Royal Match(R)and UltraBar(R)equipment.

INTERNATIONAL SALES

         Revenues from international sales were 3% of sales for fiscal 1999, and 3% for fiscal 1998. Primary international sales efforts center on liquor equipment to Canada and Royal Match(R) colorant dispensers to Western Europe.

         Royal Match(R) is being introduced to large paint manufacturers in Europe. With the proliferation of V.O.C. free colorant and the resulting extra wearing of conventional mechanical pumps, the appeal of Royal Match(R) should increase. The sales process includes introduction of the Company, the technology and the dispenser while building a confident relationship with the customer. Formal testing is in progress.

COMPETITION

         The markets for the Company's beverage and industrial products are extremely competitive. The Company competes in both markets with organizations that have greater financial resources, stronger name recognition, larger sales, marketing and product development departments and greater economies of a scale that cause their products to be more competitive in those regards. Such intense competition may have a material adverse effect on the Company's ability to achieve full scale commercialization of its products. Although the Company believes that the appeal of its state-of-the-art technology countervails these competitive disadvantages, no assurance can be made that the Company will be able to compete successfully against current and future competitors.

         The Company is one of four manufacturers that offer automatic, computer controlled tint dispensers in the United States. Of the other three manufacturers, one has an established presence in the U.S. market, the other two being foreign companies trying to enter the domestic paint industry. The technology of all of the competition is similar and is based on mechanical displacement pumps. The Company believes that the design and features of its dispensing equipment, in combination with the ability to provide nationwide, on-site technical support gives the Company a distinct competitive advantage in our respective markets.

         The institutional juice market in the United States is estimated at $3 billion and is highly competitive. Competition in this market is fragmented and diverse, ranging from small independent juice manufacturers, distributors, and brokers to major economic concerns such as Sunkist(R) and Minute Maid(R). The Company will compete in this market place with shelf stable juice products that will be dispensed with a unit specifically designed to meet the needs of the health care industry. The Company believes that Virtual Squeeze(R) is the only dispenser specifically designed for bag in the box juice products.

HUMAN RESOURCES

         As of July 15, 1999, the Company had 26 full-time employees. This compares to 44 full-time employees at the same time last year. This decrease is a primary result of cost-savings measures taken during the year that were made possible, because of less development efforts needed for industrial and beverage products. The employees are not represented by a union. Temporary workers are utilized in the production process. A highly qualified labor pool exists in the immediate geographic area should the Company need to expand its workforce.

PATENTS

         The Company has consistently sought patent protection for its proprietary technology and products. To date, 22 patents are outstanding and an additional three are pending. Patent coverage of our dispensing technology is broad. Research and development expenditures for the fiscal years 1999, 1998, and 1997 were $124,000, $691,000, and $629,000, respectively. These significantly reduced expenditures have been possible because of the focus strategy implemented to concentrate on paint and juice dispensing, which are basically developed.

Entities & Fiscal Year

         The Company is comprised of three legal entities: the parent (public entity)--ABC Dispensing Technologies, Inc., (a Florida corporation) (OTC BB:ABCC), the operating subsidiary--ABC Dispensing Technologies, Inc. (an Ohio corporation), and a second subsidiary that holds the patents--ABC Tech Corp. (an Ohio corporation). ABC was formed in 1972.

         "Fiscal Year 1999" ended April 24, 1999. The Company has adopted a fiscal year ending on the Saturday closest to April 30. Each fiscal quarter consists of 13 weeks.

ITEM 2. PROPERTIES
------------------

         The Company owns a single floor building of approximately 18,400 square feet of office, laboratory, and production space located in Akron, Ohio. The property is encumbered by a mortgage in favor of an institutional lender. The principal balance of the mortgage was $244,000 as of April 24, 1999.


         On June 24, 1999, the Company entered into a contract to sell this property for $590,000 in cash. The contract provides the buyer 60 days within which to cancel the contract to the extent it cannot obtain the necessary financing to effect the purchase. The contract also provides for a lease to the Company of at least one year with a monthly rent of $5,000 plus insurance, taxes and other operating expenses of the property. The Company believes that there is sufficient supply of similar space in the greater Akron, Ohio area to provide adequate alternatives at the expiration of such lease.

         The Company leases warehouse space from independent third parties on an as needed basis.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is subject to routine litigation incidental to its business. The most significant matters are as follows.

         1. Clark Metal Products Company v. ABC Dispensing Technologies, Inc. in the Summit County Common Pleas Court was instituted on May 18, 1999. Clark Metal Products is a vendor of the Company and alleges a total of $19,000 is due. The Company agrees to the majority of the claim and has begun to make payments to satisfy the claim. The Company is presently in settlement negotiations with the Plaintive.

         2. Tetrad Electronics, Inc. v. ABC Dispensing Technologies, Inc. in the Summit County Common Pleas Court was instituted on December 14, 1998. Tetrad Electronics is a vendor of the Company and alleges a total of $92,000 is due. The Company is vigorously defending this action, however, there is no assurance that the Company will prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of FY 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

A.       PRICE RANGE OF COMMON STOCK
------------------------------------
         The Company's common stock currently trades on the Bulletin Board of the Over the Counter Market under the symbol ABCC. The Company was delisted from the NASDAQ SmallCap Market on October 7, 1998, as a result of an increase in NASDAQ's equity requirements. The table below shows the range of bid prices of the common stock for the last two years as reported by Over the Counter (OTC) Market and NASDAQ reflecting inter-dealer prices, without retail mark-up or markdowns, or commissions (and may not necessarily represent actual transactions).

Common Stock (ABCC):
--------------------
Year Ended April 24, 1999 Prices:                  High Bid          Low Bid
--------------------------------------------------------------------------------
01/24/99 - 04/24/99 (Fourth Quarter)               $  9/32            $  7/64
10/25/98 - 01/23/99 (Third Quarter)                  35/64               9/64
07/26/98 - 10/24/98 (Second Quarter)                 31/32               4/32
04/26/98 - 07/25/98 (First Quarter)                  28/32              20/32

Common Stock (ABCC):
--------------------
Year Ended April 25, 1998 Prices:                  High Bid          Low Bid
--------------------------------------------------------------------------------
01/25/98 - 04/25/98 (Fourth Quarter)                $1 -   5/8         $   7/8
10/26/97 - 01/24/98 (Third Quarter)                  1 -   1/4            17/32
07/27/97 - 10/25/97 (Second Quarter)                 1 -  11/32           23/32
04/27/97 - 07/26/97 (First Quarter)                  1 -   3/16           25/32

B. APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
   ---------------------------------------------
                                                      Approximate Number of
                                                         Record Holders
           Title of Class                              as of July 15, 1999
           --------------                              -------------------

 Common Stock, $.01 par value                          Approximately 1,100
                                                       -------------------

C.       DIVIDENDS
         ---------
         The Company has never paid a dividend on common stock and has no current plans to do so. Future policy for common stock dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.

D.       EQUITY SALES
         ------------
         The Company issued Series A Preferred Stock, a 9% convertible cumulative redeemable instrument that is convertible into Common Stock at a price of $1.00 per shares. At conversion, each Preferred Share will entitle the holder to warrants to purchase the same number of shares of Common Stock at a price of $1.25 per share. For the fiscal year ended April 24, 1999, the Company issued 25 shares generating gross proceeds of $313,000 and for the fiscal year ended April 25, 1998, the Company issued 91 shares generating gross proceeds of $1,287,000.

         The Company issued Series B Preferred Stock, a 9% convertible cumulative redeemable instrument that is convertible into Common Stock at a price of $0.75 per share and is identical to Series A Preferred Stock in all other aspects. For fiscal year ended April 24, 1999, the Company issued 24 shares generating gross proceeds of $300,000.

         The Company issued Series C Preferred Stock, a 9% convertible cumulative redeemable instrument with a conversion price of $0.25 per share. There are no warrants attached to this issuance. During the fiscal year ended April 24, 1999, the Company issued 37 shares generating gross proceeds of $370,000.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
FOR THE FISCAL YEARS ENDED                    APRIL 24,       APRIL 25,       APRIL 26,         APRIL 27,         APRIL 29,
--------------------------------------------------------------------------------------------------------------------------------
                                                1999            1998            1997              1996             1995
--------------------------------------------------------------------------------------------------------------------------------
REVENUES (a)                               $1,710,000        $5,299,000       $3,073,000        $5,312,000       $3,359,000

NET LOSS                                  $(2,204,000)      $(2,028,000)     $(2,968,000)     $(1,324,000)     $(2,681,000)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      17,774,000        17,230,000       17,074,000        16,414,000       15,669,000

NET LOSS PER SHARE -
  BASIC AND DILUTED                           $(0.15)            $(0.13)          $(0.18)           $(0.08)          $(0.17)


TOTAL ASSETS                               $2,622,000        $3,294,000       $3,350,000        $4,020,000       $3,719,000

LONG-TERM OBLIGATIONS                        $233,000          $257,000         $283,000          $294,000         $278,000

STOCKHOLDERS' EQUITY                        $(139,000)       $1,003,000       $1,635,000        $1,085,000         $515,000

DIVIDENDS DECLARED
PER SHARE OF COMMON STOCK                        $-0-              $-0-             $-0-              $-0-             $-0-

RESEARCH & DEVELOPMENT (a)                   $124,000          $691,000         $629,000          $714,000         $606,000



(a) Research & Development costs for fiscal years 1995, 1996, and 1997 include costs subject to reimbursement under various agreements. The amounts earned under these agreements are included in revenues for the respective years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

Fiscal 1999 compared to Fiscal 1998

         The net loss for FY 1999 was $2,204,000 representing an increased loss of $176,000, or 8.7% over the net loss of $2,028,000 for FY 1998. The net loss for the fourth quarter of FY 1999 decreased $533,000, or 53.6%, to $462,000 from the $995,000 net loss for the fourth quarter of the prior year. The full year increased loss is primarily due to significantly lower sales partially off set by lower operating expenses. The fourth quarter loss improvement is primarily due to cost reduction initiatives taken during the year.

Revenues                                           FY 1999               FY 1998
                                                   -------               -------

                    Equipment Sales - Net      $   818,000            $4,694,000
                    Service Revenues               892,000               605,000
                                                ----------            ----------
                      Total                     $1,710,000            $5,299,000

         Equipment sales for FY 1999 decreased $3,876,000, or 82.6% from FY 1998. The decrease is primarily due to the completion of a significant order of the Royal Match(R) product during FY 1998. Beverage equipment sales for FY 1999 declined $229,000, or 81%, from FY 1998. The decrease is due to a de-emphasis of liquor equipment marketing. Equipment sales for the fourth quarter of FY 1999 declined by $534,000, or 84.6%. The decrease is due to a significant order being completed in the fourth quarter of FY 1998.

         Juice sales in the FY 1999, for the account of the Company (as opposed to the Joint Venture with Damon Industries) have been reported for the months of January through April and included in service sales. Juice sales prior to the termination of the joint venture were not consolidated, because of the nature of the joint venture agreement. Prior to January 1, 1999, the financial results for the joint venture are included as Equity in Loss of Joint Venture.

         Service revenues for FY 1999 increased $287,000, or 47.4%, over FY 1998. The increase is due to a $372,000 increase in service agreement revenue generated from paint units that were sold in FY 1998 and juice sales for January through April of $117,000. These increases were partially off-set by lower installation revenues that are generated with most new paint equipment sales. Service revenues for the fourth quarter for FY 1999 increased by $112,000, or 61.5%, over the FY 1998. This was due primarily to an increase of $87,000 in service agreement revenue on Royal Match(R) paint colorant dispensers, and juice sales for the quarter of $91,000. These increases were partially off-set by lower installation revenues that are generated with most new paint equipment sales.

Gross Margins                           FY 1999           FY 1998
                                        -------           -------

                      Equipment           31.4%             30.5%
                      Service             (9.2)%             5.5%
                                       ---------          -------
                      Total               10.2%             27.6%

         For FY 1999, gross margins as a percentage of sales on equipment increased by 0.9 percentage points. This modest improvement is a result of price improvement exceeding the higher costs associated with lower production levels.

         For FY 1999, gross margins as a percentage of service revenues decreased 14.7 percentage points. This is a result of higher employee costs needed to service the expanding customer base of the Royal Match(R) products. Many of these employee costs are due to new technicians being trained in our technology.

General and Administrative

General and Administrative expenses decreased $119,000, or 6.8%, to $1,623,000. This has resulted from expense reduction programs initiated during the year and a reallocation of administrative resources from research and development projects to indirect product costs, made possible with the completion of development efforts for the juice products and fewer ongoing development efforts for the Royal Match(R) products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Selling and Marketing expenses

         Selling and marketing expenses decreased $83,000, or 18.2% to $373,000. This decrease is due primarily to reorganization the management structure of the sales force.

Research and Development expenses

         For the FY 1999, Research and Development expenses decreased $567,000, or 82.1%, to $124,000. This decline is directly attributable to development completion of the juice and Royal Match(R) products. Development efforts have continued in the Check Mate(R) software systems associated with the Royal Match(R) product line.

Interest expense

         Interest expense increased $29,000, or 18%, to $189,000 for FY 1999. This was due to notes issued to finance operations.

Other income

         For FY 1999, other income increased $115,000 to $73,000 compared to a loss of $42,000 for the fiscal year 1998. This was due to lower operating losses for the joint venture that was terminated on December 31, 1998 and the liquidation of the joint venture assets.

FISCAL 1998 COMPARED TO FISCAL 1997

         The net loss for FY 1998 was $2,028,000, a decrease of $940,000, or 31% over the net loss of $2,968,000 for FY 1997. The net loss for the fourth quarter of fiscal 1998 decreased $323,000, or 24.5%, to $995,000, from the $1,318,000 net loss for the fourth quarter of the prior year.


         While revenues have increased significantly (see below), losses have not decreased proportionately. This is due to $321,000 of costs being deferred into future periods in October 1996. The deferred costs relate to the adaptation of the Royal Match(R) tint dispensing system to meet the specific needs of The Home Depot. Had the costs not been deferred, the net loss for fiscal 1998 and fiscal 1997 would have been $1,858,000 and $3,138,000, respectively. The decrease in net loss for fiscal 1998 would have been $1,280,000, or 40.7%, from the same period in the prior year. The costs were amortized over a period of 11 months and were fully amortized as of October 25, 1997.


Revenues                                     FY 1998                    FY 1997
                                             -------                    -------

           Equipment sales                 $ 4,694,000               $ 2,427,000
           Service revenues                    605,000                   646,000
                                           -----------               -----------
              Total                        $ 5,299,000               $ 3,073,000
                                            ==========                ==========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

         The increase in sales of paint colorant dispensers is due to the Company not having any significant orders for paint colorant dispensers from the middle of the second quarter to the end fiscal 1997. The decrease in sales of beverage equipment is due to the company discontinuing its' Omnitron(R) soft drink line of beverage dispensers in the second quarter of fiscal 1997. The decrease in sales of industrial equipment and project development revenues is a result of the company focusing on the paint and institutional juice markets. The Company's current strategy is to develop only products for which there is a known market need and customers who are committed to the product.

         Service revenues for fiscal 1998 were down $41,000, or 6.3% from fiscal 1997. The decrease was due to a $203,000 decrease in sales of replacement parts which was partially offset by a $162,000 increase in service labor revenues. Service revenues for the fourth quarter of fiscal 1998 increased $73,000, or 34.6% from same period of the prior year. The increase was due to a $85,000 increase in service labor revenues which was partially offset by a $12,000 decrease in sales of replacement parts. Sales of replacement parts decreased due to discontinuation of the Tint-A-Color(R) paint colorant dispensers and the Omnitron(R) soft drink dispensers. Additionally, Royal Match(R) paint dispensers sold during fiscal 1998 were under warranty throughout the year. Service labor revenues increased due to installation charges and service contract revenues on Royal Match(R) paint colorant dispensers.


Gross Margins                                     FY 1998           FY 1997

                  Equipment                        30.5%             29.9%
                                                   ====             =====
                  Service                           5.5%            (41.1)%
                                                   ====             =====
                     Total                         27.6%             15.0%
                                                   ====             =====

         For fiscal 1998, gross margin as a percentage of sales on equipment increased 0.6 points over fiscal 1997. For the fourth quarter of fiscal 1998, gross margin as a percentage of sales on equipment increased 11.6 points over the fourth quarter of fiscal 1998. The increases resulted from higher margins obtained from sales of the new Royal Match(R) paint dispensers and the Company's withdrawal from the soft drink market.

         For fiscal 1998, gross margin as a percentage of service revenues increased 46.6 points over fiscal 1997. For the fourth quarter of fiscal 1998, gross margin as a percentage of service revenues increased 71.5 points over the fourth quarter of fiscal 1997. These increases are primarily due to increased equipment installation charges and service contract revenues on Royal Match(R) paint colorant dispensers, and a decline in low (or negative) margin service on soft drink equipment resulting from the discontinuation of the Omnitron(R) soft drink dispensers. Additionally, in fiscal 1997, the Company had negotiated with Sherwin-Williams to retrofit existing paint colorant dispensers at a price equal to the Company's cost.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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


         Selling and marketing expense decreased $111,000, or 48.3%, to $119,000 in the fourth quarter of fiscal 1998, down from $230,000 for the same period of the prior year. A decrease in marketing activity led to decreased payroll expense of $73,000, decreased travel expense of $16,000, and an aggregate decrease of $52,000 for fees, subscriptions, promotions and literature as compared to the same period of the prior year.


Research and Development

         For fiscal 1998 research and development expenses increased $62,000, or 9.8%, to $691,000, up from $629,000 for fiscal 1997. The increase in research and development expenses is due to continued development of, and enhancements to, the Royal Match(R) paint colorant dispenser, the Check Mate(TM) software which controls the Royal Match(TM) , and the Virtual Squeeze(R) juice dispenser.

         For the fourth quarter of fiscal 1998, research and development expenses decreased $91,000, or 31.9%, to $194,000, down from $285,000 in fiscal 1997. The decrease is due to the Royal Match(R) paint colorant dispenser and the Virtual Squeeze(R) juice dispenser being virtually completed during the fourth quarter of fiscal 1998.

Interest expense


         For fiscal 1998, interest expense increased $22,000, or 15.9%, to $160,000, up from $138,000 in fiscal 1997. The increase is due to higher debt balances in fiscal 1998.

Equity in loss of joint venture

         The Company's equity in the loss of the Virtual Squeeze(R) Joint Venture was $67,000 for fiscal 1998. Fiscal 1998 was the first year of operations for the joint venture. The loss is attributable to the start up costs and marketing expenses for the joint venture.


Other income

         Other income decreased $142,000, or 85%, to $25,000 in fiscal 1998, down from $167,000 for fiscal 1997. The decrease is primarily attributable to the reversal of estimated liabilities and related expenses of the securities litigation settlement in fiscal 1997. The underlying matters were ultimately settled without cost to the Company in the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY AND CAPITAL RESOURCES


         The Company's cash balance decreased to $65,000 as of April 24, 1999 from $351,000 at April 25, 1998. Operations for FY 1999 used cash of $1,453,000 which resulted from a net loss of $2,204,000, and net decreases in operating assets of $278,000, plus depreciation and amortization and non-cash charges of $216,000, and increases in net operating liabilities of $281,000. Net cash used in investing activities was $1,000. Net cash provided by financing activities was $1,166,000. The cash provided by financing activities is mainly attributable to $983,000 in private placements of Preferred Stock and notes payable increases of $390,000. The Company currently has no material commitments for capital expenditures.


         Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and equity derivative instruments. During the fiscal year ended April 24, 1999, the Company generated $983,000 from the issuance of Preferred Stock.


         In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999. As of April 24, 1999, the Company has issued notes in the aggregate of $725,000. The Company anticipates using proceeds of equity offerings, additional extensions or other re-financing options to satisfy the notes..


         The Company decided against renewal of the accounts receivables credit line on December 31, 1998. The fixed costs associated with the credit line became too high, because of significantly lower equipment sales. All liabilities and encumbrances associated with the line have been satisfied. The Company plans to investigate similar financing options when sales reach a level that will interest lenders.

         The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using the proceeds of offerings of its equity securities and the issuance of additional notes. The Company is currently attempting to raise at least $2,000,000 through an offering of its convertible preferred stock. The exact terms of this offering have not been finalized. Longer term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

         The Company's long-term capital plan is critically dependent upon the commercial success of its Products and, to the extent success is not timely achieved, its ability to implement significant cost reduction programs. Toward this end, Management has taken steps to increase revenue through sales and marketing efforts that include the redeployment of research and development resources of the Company to work closely with the Company's existing and prospective customers in the paint and beverage industry. If it becomes necessary to implement significant cost reduction programs, it is likely that such programs will involve a significant curtailment of marketing and research and development activities as well as payroll reductions which would likely have an adverse affect on future operating results. There can be no assurance that the Company will be successful in generating operating profit and sufficient operational cash flow through the commercial success of its products or any such cost reduction programs. If the Company is not successful in this regard, Management will have to consider alternative uses of its assets including the possible licensing or outright sale of one or more of its proprietary technologies.

         The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the Company's ability to continue as a going concern (see Note 3 to the Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

1999 Audit

         Grant Thornton, LLP has audited the consolidated balance sheet of the Company as of April 24, 1999, and the related consolidated statement of operations, cash flows and stockholders' equity for the year ended April 24, 1999. In their report of July 14, 1999, to the Board of Directors and to the Company, Grant Thornton LLP stated that the financial statements have been prepared assuming that the Company will continue as a going concern. However, their report states that the "history of operating losses and limited capital resources raise substantial doubt" about the Company's ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements).

IMPACT OF YEAR 2000

         The year 2000 issue pertains to computer programs that were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize the year "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations.

         During FY 1998, the Company updated its critical operational software to make the software "2000 compliant." The cost to update the Company's software approximated $3,000. The Company is not aware of any difficulties that will arise from customers or vendors who have not updated their software to be 2000 compliant. However, there can be no guarantee that the Company will not encounter unexpected year 2000 compliance problems that will adversely affect its operations.

         During FY 1999, the Company reviewed the compliance status of all of the computer systems used. The compliance status of the software development department and the critical operational software were verified. The compliance status of the local-area network hardware and software have not been verified. Plans to replace or eliminate these systems are being studied.

         The costs to update the local-area network hardware and software has been estimated at $30,000. The estimate cost for new applications software is $20,000. Should these funds not be available in time to upgrade these systems a contingency plan is being prepared to eliminate the use of these systems.


ITEM 7A.  DISCLOSURES ABOUT MARKET RISK
---------------------------------------

         There are no material risk elements associated with foreign currency, interest rates and commodity prices. The building mortgage is the only variable interest rate contract and does not present a material risk to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                       PAGE NO.
-------------------------------------------------------------------------------------------------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                   15

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of April 24, 1999 and April 25, 1998                         16

         Consolidated Statement of Operations for the Years ended April 24, 1999,
            and April 25, 1998, and April 26, 1997                                                   17

         Consolidated Statement of Cash Flows for the Years ended April 24, 1999,
            and April 25, 1998, and April 26, 1997                                                   18

         Consolidated Statement of Stockholders' Equity/(Deficit) for the Years ended
            April 24, 1999, and April 25, 1998, and April 26, 1997                                   19

         Notes to Consolidated Financial Statements                                               20-29

SUPPLEMENTARY DATA:

         Schedule II-Valuation and Qualifying Accounts                                               30


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
ABC Dispensing Technologies, Inc.

We have audited the accompanying consolidated balance sheets of ABC Dispensing Technologies, Inc. and Subsidiaries as of April 24, 1999 and April 25, 1998, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended April 24, 1999. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABC Dispensing Technologies, Inc. and Subsidiaries at April 24, 1999 and April 25, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 24, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



                                               GRANT THORNTON LLP


Cleveland, Ohio
July 14, 1999, except for the first
paragraph of Note 16 as to which the date is July 20, 1999

                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                             April 24, 1999             April 25, 1998
============================================================================================================================
Current Assets
         Cash and cash equivalents                                                  $      65,000              $    351,000
         Accounts receivable, less allowance for doubtful accounts
           of $60,000 in 1999 and $84,000 in 1998                                         202,000                   708,000
         Inventories (Note 4)                                                           1,497,000                 1,290,000
                                                                                    -------------             -------------
                  Total current assets                                                  1,764,000                 2,349,000

Property, plant, and equipment (Note 5 and 11)                                            745,000                   644,000

Other assets:
         Investment in Joint Venture (Note 14)                                                  -                   202,000
         Intangible assets, less accumulated amortization of
           $640,000 in 1999 and $633,000 in 1998                                           22,000                    29,000
         Patents pending and deferred charges                                              91,000                    70,000
                                                                                   --------------           ---------------
                                                                                          113,000                   301,000
                                                                                  ---------------           ---------------

Total Assets                                                                       $    2,622,000           $     3,294,000
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities

         Current portion of long-term debt                                         $       25,000           $        36,000
         Short-term notes payable (Note 5)                                                725,000                   300,000
         Line of credit (Note 5)                                                                -                   201,000
         Accounts payable                                                                 885,000                   649,000

         Accrued liabilities:
           Accrued interest                                                                67,000                    22,000
           Employee compensation and benefits                                             134,000                   199,000
           Warranty reserve                                                               157,000                   169,000
           Other                                                                          171,000                   197,000
         Deferred income                                                                  364,000                   261,000
                                                                                     ------------              ------------
                  Total current liabilities                                             2,528,000                 2,034,000

Long-term debt (Note 5)                                                                   233,000                   257,000

Stockholders' equity/(deficit) (Notes 7, 9):
         Preferred Stock - Series A, 9% cumulative;
          authorized 840 shares 399 and 374 shares issued
          and outstanding in 1999  and 1998, respectively
         Series B, 9% cumulative authorized 160 shares
          24 shares issued in 1999
         Series C, 9% cumulative authorized 200 shares
          37 shares issued in 1999                                                      5,608,000                 4,675,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 17,936,483 and 17,591,498 shares issued 1999
           and 1998, respectively                                                         179,000                   176,000
         Additional paid-in capital                                                    19,768,000                19,461,000
         Accumulated deficit                                                        (  25,674,000)            (  23,264,000)
                                                                                    -------------             --------------
                                                                                   (      119,000)                1,048,000
         Less notes receivable - stockholders                                     (        20,000)         (         45,000)
                                                                                  ---------------          ----------------
            Total Stockholders' Equity/(Deficit)                                   (      139,000)                1,003,000
                                                                                   --------------            --------------
Total Liabilities and Stockholders' Equity/(Deficit)                                 $  2,622,000             $   3,294,000
===========================================================================================================================

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Years Ended April 24,                   April 25,            April 26,
                                                     ----------------------------------------------------------------------
                                                                      1999                     1998                  1997
---------------------------------------------------------------------------------------------------------------------------
Revenues:
         Equipment Sales                                         $   818,000             $  4,694,000         $   2,427,000
         Service revenues                                            892,000                  605,000               646,000
                                                                 -----------              -----------           -----------
                                                                   1,710,000                5,299,000             3,073,000

Cost and expenses:
         Cost of equipment sold                                      703,000                3,604,000             1,848,000
         Service expenses                                            975,000                  632,000               991,000
         General and administrative                                1,623,000                1,742,000             1,997,000
         Selling and marketing                                       373,000                  456,000               700,000
         Research and development                                    124,000                  691,000               629,000
                                                                ------------           --------------        --------------
                                                                   3,798,000                7,125,000             6,165,000
                                                                ------------            -------------         -------------

Loss from operations                                             ( 2,088,000)             ( 1,826,000)          ( 3,092,000)

Other income (expense)

         Interest expense                                        (   189,000)             (   160,000)        (     138,000)
         Equity in loss of joint venture                        (     42,000)                 (67,000)                    -
         Litigation fees and settlement (Note 13)                         -                        -                 95,000
         Other, net                                                  115,000                   25,000               167,000
                                                              --------------           --------------        --------------

                                                               (     116,000)                (202,000)              124,000
                                                            ----------------            -------------         -------------

Net loss                                                        $( 2,204,000)           $  (2,028,000)         $( 2,968,000)
==============================================================================================================================


Net loss per share - Basic and Diluted                         $(       0.15)           $       (0.13)        $       (0.18)
==============================================================================================================================

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Years Ended April 24,                   April 25,            April 26,
                                                     ----------------------------------------------------------------------
                                                                      1999                     1998                  1997
---------------------------------------------------------------------------------------------------------------------------
Operating activities:

Net loss                                                            $( 2,204,000)         $( 2,028,000)        $( 2,968,000)

      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Deprecation and amortization                                    175,000               386,000              313,000
         (Gain) / Loss on disposal of asset                              (1,000)                 6,000                    -
         Gain on termination of Joint Venture                            (79,000)
         Loss on equity investment in Joint Venture                       42,000                67,000
         Treasury stock issued as compensation
           for legal services                                                  -                37,000                    -

      Changes in operating assets and liabilities:
         Receivables                                                     513,000          (    381,000)             437,000
         Inventories                                                (    159,000)              141,000              272,000
         Other assets                                               (     21,000)               75,000          (   307,000)
         Accounts payable                                                236,000          (    228,000)               2,000
         Accrued liabilities                                        (     58,000)               98,000          (   428,000)
         Deferred income                                                 103,000               233,000         (      5,000)
                                                                    ------------          ------------       --------------

      Total adjustments                                                  751,000            434,000                  284,000
                                                                     -----------       ------------             ------------

Net cash used in operating activities                              (   1,453,000)          ( 1,594,000)         ( 2,684,000)

Investing activities:
      Purchases of property, plant, and equipment                (         3,000)       (        6,000)       (      69,000)
      Additions to patent                                                      -         (      33,000)      (        4,000)
      Proceeds from sale of equipment                                      4,000                 1,000                    -
      Investment in Joint Venture                                              -          (    255,000)       (      14,000)
                                                               -----------------          ------------        -------------

Net cash used in investing activities                                  (  1,000)          (    293,000)       (      87,000)

Financing activities:
      (Payments) /Proceeds from Line of Credit - Net                    (201,000)              199,000                    -
      Proceeds from private placement of
       Stock - Net                                                       982,000             1,282,000            3,388,000
      Proceeds from private placement of
        notes payable                                                    390,000               335,000               29,000
      Private placement costs                                                  -                     -       (       73,000)
      Proceeds from issuance of common stock                                   -                     -              140,000
      Repayment of notes payable and loan costs                    (      35,000)       (       37,000)       (     820,000)
      Proceeds from collection of stockholders receivable                 25,000                 6,000               95,000
      Proceeds from stock issued for exercise of stock
        options and warrants                                               5,000                 8,000                6,000
      Purchase of treasury shares                                              -                     -       (       37,000)
                                                               -----------------    --------------------     --------------

Net cash provided by financing activities                              1,166,000             1,793,000            2,728,000
                                                                    ------------          ------------         ------------

Net decrease in cash and cash equivalents                            (   286,000)        (      94,000)      (       43,000)
Cash and cash equivalents at beginning of year                           351,000               445,000              488,000
                                                                    ------------          ------------        -------------

Cash and cash equivalents at end of year                           $      65,000         $     351,000        $     445,000
==============================================================================================================================


                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
         Years ended April 24, 1999, April 25, 1998, and April 26, 1997

                                                                                  Common
                                                       Number of                   Stock                        Additional
                                                       Shares of                 $.01 Par       Preferred         Paid-in
                                                     Common Stock                   Value         Stock           Capital
----------------------------------------------------------------------------------------------------------------------------
Balance at April 27, 1996                               16,984,160            $    170,000                     $ 18,942,000

     Preferred Stock private
        placement (Note 9)                                                                      $ 3,388,000

     Private placement costs                               (73,000)

     Issuance of Stock to Mezzanine
        Financial Fund, L.P.                               125,000                   1,000                         139,000

     Exercise of Stock Options                               5,119                                                   6,000

     Collection on notes receivable-
          stockholders

     Net loss

     Treasury Stock
                                                      ---------------------------------------------------------------------
Balance at April 26, 1997                               17,114,279             $   171,000     $  3,388,000    $ 19,014,000

     Preferred Stock private
        placement (Note 9)                                                                        1,287,000

     Commissions on Preferred Stock                                                                                  (5,000)

     Preferred Stock Dividend
       (Note 9)                                            469,704                   5,000                          381,000

     Warrants Outstanding -
        Original Issue Discount (Note 5)                                                             63,000

     Exercise of Stock Options                               7,515                                    8,000

     Collection on notes receivable-
          stockholders

     Net loss

     Issuance of Treasury Stock
       (35,000 shares) issued for
       legal services received
                                                      -----------------------------------------------------------------------
Balance at April 25, 1998                               17,591,498             $  176,000        $ 4,675,000    $ 19,461,000

     Preferred Stock private
        placement (Note 9)                                                                           983,000

     Commissions on Preferred Stock                                                                                   (1,000)

     Preferred Stock Dividend
       (Note 9)                                            274,985                  3,000                            203,000

     Warrants Outstanding -
        Original Issue Discount (Note 5)                                                                              50,000

     Exercise of Stock Warrants                             20,000                                                     5,000

     Collection on notes receivable-
          stockholders

     Net loss

     Preferred Stock Conversion                             50,000                                   (50,000)         50,000

                                                      -----------------------------------------------------------------------

Balance at April 24, 1999                               17,936,483             $  179,000        $ 5,608,000     $19,768,000


(RESTUBBED TABLE)

                                                                                      Notes
                                                            Accumulated             Receivable-          Treasury
                                                              Deficit              Stockholders            Stock
                                                       ----------------------------------------------------------
Balance at April 27, 1996                                $(17,882,000)              $(146,000)

     Preferred Stock private
        placement (Note 9)

     Private placement costs

     Issuance of Stock to Mezzanine
        Financial Fund, L.P.

     Exercise of Stock Options

     Collection on notes receivable-
          stockholders                                                                 95,000

     Net loss                                              (2,968,000)

     Treasury Stock                                                                                       (37,000)
                                                      ------------------------------------------------------------
Balance at April 26, 1997                                $(20,850,000)               $(51,000)            (37,000)

     Preferred Stock private
        placement (Note 9)

     Commissions on Preferred Stock

     Preferred Stock Dividend
       (Note 9)                                              (386,000)

     Warrants Outstanding -
        Original Issue Discount (Note 5)

     Exercise of Stock Options

     Collection on notes receivable-
          stockholders                                                                  6,000

     Net loss                                              (2,028,000)

     Issuance of Treasury Stock
       (35,000 shares) issued for
       legal services received                                                         37,000

Balance at April 25, 1998                                $(23,264,000)               $(45,000)            $     0

     Preferred Stock private
        placement (Note 9)

     Commissions on Preferred Stock

     Preferred Stock Dividend
       (Note 9)                                              (206,000)

     Warrants Outstanding -
        Original Issue Discount (Note 5)

     Exercise of Stock Warrants

     Collection on notes receivable-
          stockholders                                                                 25,000

     Net loss                                              (2,204,000)

     Preferred Stock Conversion

                                                       -----------------------------------------------------------


Balance at April 24, 1999                                $(25,674,000)               $(20,000)            $     0
==================================================================================================================


                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Business description


ABC Dispensing Technologies, Inc. (the "Company"), a Florida Corporation, designs proprietary dispensing systems to dispense and blend liquids, powders and other ingredients to a uniform, specification with a high degree of accuracy. The Company provides training, installation and product service and also custom designs and manufactures its own proprietary dispensing equipment to meet the needs of its customers which are located primarily in the United States. The Company is currently focusing its development and marketing efforts on the Beverage and Paint Industries.


2.       Significant accounting policies

Year End - The Company's fiscal year-end is the Saturday closest to April 30, which results in a fifty-two or fifty-three week year. Fiscal 1999, fiscal 1998 and fiscal 1997 consisted of fifty-two weeks ending on April 24, April 25, and April 26, respectively. References to the years 1999, 1998 and 1997 refer to fiscal years ended April 24, 1999; April 25, 1998; and April 26, 1997 respectively.


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


Cash Flow Statements - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For the years ended April 24, 1999, April 25, 1998, and April 26, 1997, interest expense approximated interest paid by the Company.


Financial Instruments - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair market value at April 24, 1999.

Inventories - Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation is provided primarily by use of the straight-line method over the estimated useful lives of the assets, which are five and seven years for machinery and equipment and thirty years for buildings.

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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Significant accounting policies (continued)

Major Customer - Revenues from The Home Depot, Inc. were 52%, 89% and 3% of total revenues for the years ended April 24, 1999, April 25, 1998 and April 26, 1997, respectively. Revenues from The Sherwin-Williams Company were 1%, 1%, and 54% of total revenues for the years ended April 24, 1999, April 25, 1998 and April 26, 1997, respectively. The Company currently has no orders from Sherwin-Williams and does not expect significant revenues from sales to Sherwin-Williams in the near future.

Provision for Warranty Claims - Estimated warranty costs are provided at the time of sale of the warranted products.

Stock-Based Compensation - The Company grants stock options for a fixed number of shares to employees generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Board Compensation," (SFAS 123) which allows to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees," but requiring companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options of the grant date. The effect on net loss and net loss per share had the Company adopted the expense recognition of SFAS 123, are shown in note 7.

Newly Issued Accounting Standards - Effective October 1998, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company was required to adopt these standards in fiscal year ended April 24, 1999. The adoption of these standards did not have a material impact on the Company's financial disclosures. The Company operates in only one business segment and, therefore, no segment disclosure is required.

3.       Going concern uncertainty

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of April 24, 1999 has an accumulated deficit of $25,674,000. The Company had negative cash flow from operating activities of $1,453,000, $1,594,000, and $2,684,000 for the years ended April 24, 1999, April
25, 1998, and April 26, 1997, respectively. Cash and cash equivalents declined from $351,000 at the beginning of fiscal 1999 to $65,000 at April 24, 1999. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been able to raise $6,573,000 in capital from private investors over the past four years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock. Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances, however, can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company does successfully raise additional capital, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using the proceeds of offerings of its equity securities and notes payable. The Company is currently attempting to raise additional capital through an offering of its Convertible Preferred Stock. The exact terms of this offering have not been finalized. Longer term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       Inventories

At April 24, 1999 and April 25, 1998, inventories consisted of the following:

                                       1999                         1998
                                    -----------                -------------
Raw Materials                         $ 907,000                 $    785,000
Work-in-process                         275,000                      293,000
Finished goods                          315,000                      212,000
                                    -----------                -------------
                                     $1,497,000                   $1,290,000
                                    ===========                =============

The above amounts are net of an obsolescence reserve of $474,000 and $909,000 at 1999 and 1998, respectively.

5.       Financing arrangements


At April 24, 1999 and April 25, 1998, long-term debt consisted of the following:

                                         1999                       1998

                                       ------------              -------------

Note payable to bank                    $244,000                   $257,000
Other                                     14,000                     36,000

                                       ------------              -------------

                                         258,000                    293,000
Less amounts due within one year         (25,000)                   (36,000)

                                        -----------              -------------

Total long-term debt                    $233,000                   $257,000

                                       ============              =============


The note payable to bank, which is secured by the Company's headquarters facility, has an adjustable interest rate (9.03% at April 24, 1999) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $4,013 are payable monthly with a final payment of $143,000 due October 1, 2005. At April 24, 1999, the collateralizing facility and improvements thereto have a net book value of $445,000.

Maturities of long-term debt for the five years subsequent to April 24, 1999 are as follows: 2000--$25,000; 2001--$19,000; 2002--$19,000; 2003--$19,000 and
2004--$21,000.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Financing arrangements (continued)


Short Term Notes Payable

In August, 1997 the Company began issuing notes payable through a private placement in multiples of $12,500, or fractions thereof. As of April 24, 1999, the Company has issued notes in the aggregate of $335,000. The notes accrue interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company further extended the maturity date through negotiations with the noteholders until December 31, 1999. Attached to the notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The warrants have been valued at $63,000 using the Black-Scholes option pricing model using the following weighted-average assumptions: a risk free interest rate of 6.37% and expected volatility of 82%. A discount on notes payable has been recorded for that amount. The discount is being amortized over the life of the Notes, as extended. In consideration for extending the initial maturity date, per the terms of the notes, the Company issued to each noteholder an additional 5,000 warrants to purchase common stock of the Company at a price of $1.25. The warrants have been valued at $50,000 using the Black-Scholes option pricing model, using the following weighted-average assumptions: a risk free interest rate of 6.50% and expected volatility of 287%. A total of 134,000 warrants were issued to satisfy this extension.


During the year ended April 24, 1999, the Company began issuing notes payable through a private placement in multiples of $10,000 or fractions thereof. The notes accrue interest at a rate of 10% with principal and interest paid at maturity. A total of $390,000 were issued with $260,000 using the building as collateral and $130,000 using the technology of the Company as collateral.

6.       Income taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Company assets and liabilities.

The components of the Company's deferred income taxes at April 24, 1999 and April 25, 1998 are as follows:

                                                1999                  1998
                                            ------------           -----------

Net operating loss carryforwards             $ 8,752,000          $  7,410,000
Inventories                                      237,000               422,000
Other                                            273,000               269,000
                                            ------------           -----------
  Total deferred tax asset                     9,262,000             8,101,000
Valuation allowance for deferred taxes       ( 9,262,000)           (8,101,000)
                                             -----------            ----------
  Net deferred taxes                       $           0         $           0
                                           =============         =============

At April 24, 1999 and April 25, 1998, the Company had Federal net operating loss carryforwards for tax reporting purposes of approximately $23,000,000 and $19,500,000, respectively. The net operating loss carryforwards expire in the years 1999 to 2013. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Common stock

Stock Option Plans
------------------


The Company has non-qualified stock option plans under which directors, officers and key employees may be granted incentive stock options for the purchase of the Company's common stock. An aggregate of 500,000 shares of the Company's common stock were reserved for issuance under the Company's 1990 Stock Option Plan and 1,750,000 shares were reserved for issuance under the Company's 1995 Stock Option Plan and amendments thereto. All granted options are exercisable after six months from the grant date provided the employee has at least one year of service. Grant options expire five years after grant date or 90 days after the Employee's or Director's relationship with the Company is terminated. The Company also may grant incentive stock warrants, generally at current market prices, to purchase the common stock of the Company to directors, officers and key employees.


A summary of the Company's stock option plans and employee stock warrants, and related information for the years ended April 24, 1999, April 25, 1998, and April 26, 1997, is as follows:

                                                    1999                          1998                            1997
                                          -------------------------      ------------------------       -----------------------
                                                          Weighted                    Weighted                      Weighted
                                                           Average                     Average                       Average
                                            Shares     Exercise price     Shares   Exercise price       Shares   Exercise price
                                            ------     --------------     ------   --------------       ------   --------------

Outstanding - beginning of year           1,898,219            1.39     1,518,323    $       1.68      510,966     $       2.46

     Granted                                700,000             .23       611,000    $       1.07    1,029,851     $       1.29
     Exercised                                                             (7,515)   $       1.00       (5,119)    $       1.10
     Canceled                              (524,134)           1.62      (223,589)   $       2.05      (17,375)    $       1.50
                                        -----------                  ------------                      -------

Outstanding - end of year                 2,074,085             .94     1,898,219    $       1.39    1,518,323     $       1.68
                                        ===========                     =========                    =========

Exercisable at end of year                1,230,085            1.25     1,302,219    $       1.48    1,039,652     $       1.92
                                        ===========                     =========                    =========

Available for grant                        1,623,796                     1,379,662                      341,677
                                           =========                     =========                      =======

Weighted average fair value of options
     granted during the year                $  0.22                       $  0.74                       $ 0.96



The following table summarizes information about stock options and employee stock warrants outstanding and exercisable by price range as of April 24, 1999:

                                                            Outstanding                                     Exercisable
                                          --------------------------------------------              --------------------------
                                                           Weighted
                                                            Average
                                                           Remaining         Weighted                              Weighted
                                                          Contractual         Average                               Average
Range of exercise prices                 Shares              Life          Exercise Price             Shares     Exercise Price
------------------------                 --------         ----------       --------------            --------    --------------
   $.20 - $1.125                          1,189,239         4.08            $   0.61                445,239      $      .86

   $1.25 - $1.46                            807,194         2.29            $   1.32                707,194      $     1.32

   $2.06 - $3.38                             77,652         1.35            $   2.84                 77,652      $     2.84
                                         ----------                                                              ----------

                                          2,074,085                         1,230,085
                                          =========                         =========

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

The Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years ending April 24, 1999, April 25, 1998 and April 26, 1997, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                     1999             1998             1997
                                   --------        ---------         -------
Risk-free interest rate               6.50%           6.37%            6.54%

Dividend yield                          0 %             0 %              0 %

Volatility                             287%             82%              79%

Average life                        5 years          5 Years          5 Years

Using the Black-Scholes methodology, the total value of options granted during fiscal 1999, 1998 and 1997 was $126,000 and $257,000 and $781,000, respectively.
If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                                       April 24, 1999       April 25, 1998        April 26, 1997
                                                      ---------------       --------------        --------------
     Net Loss                    As reported             $ (2,204,000)       $ (2,028,000)         $ (2,968,000)

                                 Pro forma               $ (2,330,000)       $ (2,285,000)         $ (3,749,000)

     Basic and Diluted
       Earnings per share        As reported                  $ (0.15)            $ (0.13)              $ (0.18)

                                 Pro forma                    $ (0.16)            $ (0.16)              $ (0.22)

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Common stock (continued)

Warrants
--------

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

On August 22, 1997, the Company granted 15,000 warrants at $0.96 per share to an employee of the Company.

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

On October 9, 1998, the Company granted 20,000 warrants to each Member of the Board of Directors at $.2969 per share. These include: Norbert Lewandowski, Herbert Luxenburg, C. Rand Michaels, William L. Shanklin, and Frank E. Vaughn.

On January 14, 1999, the Company granted 25,000 warrants exercisable at $.35 per share to a former employee with connection with a termination agreement.

On February 12, 1999, the Company granted 600,000 warrants exercisable at $.20 per share to Charles M. Stimac, Jr., President and CEO.

8.       Net loss per share

The following table sets forth the computation of net loss per share - basic and diluted:

                                                                                                Years Ended
                                                                        --------------------------------------------------------
                                                                         April 24,               April 25,             April 26,
                                                                             1999                    1998                  1997
Numerator:
  Net Loss                                                             $ (2,204,000)           $ (2,028,000)         $( 2,968,000)
  Preferred Stock Dividends                                                (441,000)               (243,000)             (143,000)
                                                                      --------------           ------------          ------------

  Numerator for net loss per share - loss attributable

    to common shareholders                                             $ (2,645,000)           $ (2,271,000)         $( 3,111,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares                                   17,774,000              17,230,000            17,074,000
                                                                       -------------            ------------          ------------

Net loss per share -- basic and diluted                                $       (0.15)          $       (0.13)        $      ( 0.18)
                                                                       =============           =============         =============

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Net loss per share (continued)


In the above computation of net loss per share, preferred stock dividends include dividends accumulated during the fiscal year on cumulative preferred stock. The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 4,105,585, 3,244,719, and 2,853,234 shares of Common Stock as of April 24, 1999, April 25, 1998, and April 26, 1997, respectively.


9.       Preferred stock

In September 1996 the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to authorize up to 5,000,000 shares of Preferred stock. To date, the Company has authorized 840 shares as Series A Preferred Stock, 160 shares of Series B Preferred Stock and 200 shares of Series C Preferred Stock.

The Company offered shares of 9% convertible cumulative redeemable Preferred Stock, Series A ("Series A Preferred Stock") in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999 ("Notes").

As of April 24, 1999, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,988,000 to the Company.

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

The Series B Preferred Stock is convertible at the option of the holder into Common Stock of the Company at a price of $.75 per share and is identical to Series A Preferred Stock in all other aspects. The Company has authorized 160 shares and sold 24 shares as of April 24, 1999, generating gross proceeds of $300,000.

The Series C Preferred Stock is a $10,000 denomination, 9% convertible cumulative redeemable issue with a conversion price of $.25 per share. There are no warrants attached to this issuance. The Company has authorized 200 shares and sold 37 shares through April 24, 1999, generating gross proceeds of $370,000.

Series A, B, and C Preferred Shares pay dividends semi-annually each February 1, and August 1, commencing on February 1, 1997. The Company may elect to pay dividends in the form of Common Stock of the Company issued at 90% of the then current market price of the Common Stock. For the purposes of this calculation the "current market price" shall mean the average of the daily closing prices for each of the thirty consecutive business days prior to such dividend date.

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

On October 15, 1998, the Company paid its August 1, 1998 Preferred Stock dividend requirement by issuing common stock. The total number of common shares issued for the dividend was 274,985. The shares were common stock. The shares were valued at $0.75 per share.

10.      Operating leases

Aggregate rental expense for fiscal years 1999, 1998, and 1997 was $45,000, $53,000, and $48,000, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      Property, plant and equipment

Property, plant and equipment consisted of the following at April 24, 1999 and April 25, 1998:

                                                        1999                      1998
                                                   -----------              ------------
Land                                             $      57,000             $      57,000
Building and building improvements                     572,000                   572,000
Machinery and equipment                              1,120,000                   948,000
                                                    ----------                ----------
                                                     1,749,000                 1,577,000
Less accumulated depreciation                      (1,004,000)                 (933,000)
                                                  ------------                ----------
                                                  $    745,000              $    644,000
                                                    ==========                ==========

12.      Retirement benefits

The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution was approximately $15,000 in 1999, $16,000 in 1998, and $13,000 in 1997. The Company has the
discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

13.      Litigation settlement/contingencies

The Company has been named as defendant in a case with a current vendor. The Company is vigorously defending this action with alleged damages of $92,000. There is no assurance that the Company will prevail with its defense.

The Company, from time to time, is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined, other than the aforementioned suit, would not have a material adverse effect on its financial statements.

Although there can be no assurance as to the ultimate disposition of these matters and the lawsuits disclosed above, management of the Company believes, based upon information available at this time, that the ultimate outcome of these maters will not have a material adverse effect on the operations and financial condition of the Company.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      Joint venture agreement


On June 25, 1997, the Company entered into an agreement with Damon Industries, a privately-owned national juice manufacturer with headquarters in Sparks, Nevada, to form the "Virtual Squeeze(R)" joint venture. The purpose of the joint venture was to provide shelf-stable juice products and state-of-the-art dispensing technology to health care facilities with high volume juice consumption. Under the agreement, the Company manufactured dispensing equipment and provided technical support to the joint venture, and Damon manufactured fruit juice and provided marketing and administrative support for the joint venture. The dispensing equipment was placed in a customer's facility at no charge providing the customer commited to purchasing all of its juice from the Virtual Squeeze(R). Resulting profits or losses from the juice sales were split equally by the Company and Damon.


On December 31, 1998, the joint venture was terminated with the mutual consent of both parties. Changes in the strategic direction of the two organizations made it necessary to liquidate the joint venture assets. The Company has taken full control of the product line and the joint venture assets.

Through December 31, 1998, the Company provided $269,000 of juice dispensing equipment to the joint venture and incurred $109,000 in losses from the joint venture's operations. Equipment and other assets the Company obtained in the liquidation totaled $239,000, resulting in a gain of $79,000.

15.      NASDAQ delisting

On October 7, 1998, the Company was notified by NASDAQ that its common stock would be delisted from the NASDAQ Small Cap Market effective with the close of business on October 7, 1998. This event followed a decision by NASDAQ Listing Qualifications Panel regarding the Company's appeal for a temporary exemption from the recently adopted requirements for continued listing on the NASDAQ Small Cap Market.

On October 8, 1998, the Company's common stock began trading on the OTC Bulletin Board under the symbol ABCC. Several broker-dealers continue to publish quotations and otherwise make a market in the Company's common stock on the OTC Bulletin Board.

16.      Subsequent events

Subsequent to fiscal year end, April 24, 1999, and through July 20, 1999, the Company has received $420,000 from the issuance of a promissory note that bears interest 10% per annum. These funds will be used for necessary operating expenses.

On June 11, 1999, the Company issued Common Stock to satisfy the February 1, 1999 Preferred Stock Dividend requirement. There were 1,231,565 shares issued which were valued at $ 0.191 per share.

On June 24, 1999, the Company entered into a contract to sell its Akron, Ohio headquarters for $590,000 in cash. The property is encumbered by a mortgage in favor of an institutional lender. The principal balance of the mortgage was $244,000 as of April 24, 1999 (See Note 5). The contract provides the buyer 60 days within which to cancel the contract to the extent it cannot obtain the necessary financing to effect the purchase. The contract also provides for a lease to the Company of at least one year with a monthly rent of $5,000 plus insurance, taxes and other operating expenses of the property. The Company believes that there is sufficient supply of similar space in the greater Akron, Ohio area to provide adequate alternatives at the expiration of such lease.

                ABC DISPENSING TECHNOLOGIES, INC. (CONSOLIDATED)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                                     Column B              Column C          Column D              Column E
----------------------------------------------------------------------------------------------------------------------

                                                                  Additions
                                           Balance at            Charged to                                 Balance
                                            Beginning             Costs and                                  at End
Description                                 of Period              Expenses        Deductions             of Period
----------------------------------------------------------------------------------------------------------------------

Year ended April 24, 1999


Allowance for doubtful accounts             $  84,000           $   (22,000)    $       2,000(a)         $   60,000
                                             ========            ===========     ============              ========


Allowance for inventory obsolescence         $909,000          $      5,000       $   440,000(b)           $474,000
                                              =======           ===========        ==========               =======


Year ended April 25, 1998


Allowance for doubtful accounts             $ 191,000           $    39,000       $   146,000(a)         $   84,000
                                             ========            ===========       ==========              ========


Allowance for inventory obsolescence         $838,000            $  105,000      $     34,000(b)           $909,000
                                              =======              ========       ===========               =======


Year ended April 26, 1997


Allowance for doubtful accounts             $ 136,000            $  141,000        $   86,000(a)           $191,000
                                             ========             ==========        =========               =======


Allowance for inventory obsolescence         $985,000                     -         $ 147,000(b)           $838,000
                                              =======         =============           =======               =======



(a)  Uncollectable accounts written off, net of recoveries.

(b) Inventory written off and/or disposed of.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Information regarding the Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement. Certain information concerning the Executive Officers is also included below:

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

         Mr. Herbert L. Luxenburg has been a Director of the Company since September, 1988.

         Mr. Frank E. Vaughn has been a Director of the Company since October 1997.

         Mr. Norbert J. Lewandowski has been a Director of the Company since December 1998.

         Dr. William L. Shanklin has been a Director of the Company since December 1998.

         Mr. C. Rand Michaels resigned his position as director of the Company effective June 23, 1999.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Incorporated herein by reference from the Company's definitive Proxy Statement.

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

10.5   Contract for sale of property.

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

       During the fourth quarter ended April 24, 1999, the Company filed no reports on Form 8-K.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC DISPENSING TECHNOLOGIES, INC.


By:  /s/
    ----------------------------------
     Charles M. Stimac, Jr.
     President
     Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                                        Title                                                   Date
     ----                                        -----                                                   ----
     /S/                                         President & Director                                July 22, 1999
     ----------------------------
     Charles M. Stimac, Jr.


     /S/                                         Director                                            July 22, 1999
     ----------------------------
     Herbert L. Luxenburg


     /S/                                         Director                                            July 22, 1999
     ----------------------------
     Frank E. Vaughn


     /S/                                         Director                                            July 22, 1999
     ----------------------------
     Norbert J. Lewandowski


     /S/                                         Director                                            July 22, 1999
     ----------------------------
     William L. Shanklin
