Form 10-K/A
period 1999-04-24
ABC DISPENSING TECHNOLOGIES INC
filed 1999-08-24
CIK 748103

FORM 10-K/A

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

Documents Incorporated by Reference


                     Total number of pages of this report: 5

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of the Company is comprised of the following individuals. At the 1998 Annual Meeting of Shareholders these Directors were elected to serve as directors until the next annual meeting and until their successors are elected and qualified. The date of the next annual meeting, as of yet, is undetermined.

           Name                 Age                    Principal Occupation
           ----                 ---                    --------------------
Charles M. Stimac, Jr.           47       President and Chief Executive Officer

Herbert L. Luxenburg(1)          63       President and Chief Executive Officer Days Inn of Kent, Ohio
                                          Director

Frank E. Vaughn(3)(4)            70       Adjunct Professor and visiting lecturer at Kent State University
                                          Director

William L. Shanklin(4)           58       Professor of Marketing and Entrepreneurship at Kent State University
                                          Director

Norbert J. Lewandowski(2)        62       Consultant

(1) Chairman of Compensation Committee
(2) Chairman of Audit Committee
(3) Member of Compensation Committee
(4) Member of Audit Committee

Effective June 23, 1999, Mr. C. Rand Michaels, a Director since September 1986, resigned his position as Director of the Company.

                      IDENTIFICATION OF EXECUTIVE OFFICERS

Charles M. Stimac, Jr. is the Company's only executive officer. Mr. Stimac has served as the Company's President and Chief Executive Officer since July 15, 1996.

                  BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS

Charles M. Stimac, Jr. has been President and Chief Executive Officer and a Director of the Company since July 15, 1996. Mr. Stimac has more than 20 years experience in the investment banking industry. Prior to joining the Company, Mr. Stimac served as a Vice President of Roney and Company, a member firm of the New York Stock Exchange, from 1991 through 1996. During his five-year tenure at Roney and Company, Mr. Stimac served as a portfolio manager and small-cap stock specialist.

Herbert L. Luxenburg has been a Director of the Company since September 1988. Mr. Luxenburg has been a proprietor in the hospitality industry since 1965 and has served as President and Chief Executive Officer of the University Inn and Days Inn of Kent, Ohio from 1989 until the present.

Frank E. Vaughn has been a Director of the Company since October 1997. Mr. Vaughn was formerly President of the Hoover Companies and Executive Vice President of the Maytag Corporation. Mr. Vaughn is currently an Adjunct Professor and visiting lecturer at Kent State University.

William L. Shanklin has been a Director of the Company since December 1997. Mr. Shanklin has been a Professor of Marketing and Entrepreneurship at Kent State University since 1977. Mr. Shanklin has served as consultant and advisor to the Company for the past 28 months. Mr. Shanklin is an author and has served as a marketing consultant to companies ranging from Fortune 500 firms to small businesses.

Norbert J. Lewandowski has been a Director of the Company since December 1997. Mr. Lewandowski is a CPA and until 1992 headed a regional accounting firm that he founded. Mr. Lewandowski currently serves on the Board of Trustees at Kent State University and as a general business consultant to many local companies.

                         BOARD MEETINGS AND COMPENSATION

The Board of Directors of the Company met a total of eleven times during the fiscal year ended April 24, 1999. All of the Directors were present at over 75% of the meetings.

Except as set forth in the next paragraph, Directors were not compensated for services as Directors to attend any meetings. All Directors were reimbursed for their expenses in connection with the meetings.

On October 9, 1998 the Company granted 20,000 warrants to each Member of the Board of Directors exercisable at $0.30 per share.

Item 11  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation of the Chief Executive Officer for the fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997.

                                                         Long Term          All other
                               Fiscal                        Comp.         Compensation
Name                           Year            Salary      Options            $'s(1)
----                           ----            ------      -------            ------
Charles M. Stimac, Jr.         1999          $150,000   600,000(2)            $1,500
President/                     1998          $150,000         -               $1,342
CEO                            1997          $108,333   100,000(3)            $  670

(1) These amounts represent the Company's matching contributions for Mr. Stimac's account in the Company's 401(k) retirement plan.

(2) These warrants are priced at $0.20 per share and vest equally on January 1 for the years 2000, 2001, and 2002.

(3) These warrants are priced at $1.25 per share, are fully vested and have a 10 year term.

Warrant Grants in FY 1999

                           Number of     % of Total
                           Warrants      Warrants to      Exercise    Expiration             Potential Value at the
            Name           Granted       Employees        Price       Date                  given appreciation rates
            ----           -------       ---------        -----       ----                  ------------------------
                                                                                                 5%           10%
Charles M. Stimac, Jr.     600,000          83%            $0.20     01/01/2004               $33,153      $72,261

                 CHIEF EXECUTIVE OFFICER - EMPLOYMENT AGREEMENT

The Company entered into an employment agreement with Charles M. Stimac, Jr., President and Chief Executive Officer of the Company, as of March 1, 1997 and amended effective December 16, 1998 (the "Stimac Agreement"). The Stimac Agreement provides for Mr. Stimac to serve as the Company's President and Chief Executive Officer for an initial three year term beginning March 1, 1997, subject to automatic renewal for one-year renewal terms unless either party gives one year's notice of termination. The Stimac Agreement provides for an annual salary of $150,000 subject to annual cost of living increases and annual bonuses equal to 4% of the Company's pretax income. The Stimac Agreement was amended to include a capital bonus equal to 2% of gross proceeds of the sale by the Company of its capital stock or warrants to purchase same between August 1, 1998 and June 30, 1999 if the aggregate of such proceeds exceeded $1,000,000 and 3% if the aggregate of such proceeds exceeds $3,000,000. No capital bonus was earned or paid. The Stimac Agreement was also amended by modifying the vesting provisions of two classes of warrants to purchase 100,000 shares of common stock such that instead of vesting on the earlier to occur of July 15, 2006 and the public market stock price of $5.00, or greater, and $10.00, or greater, the warrants now vest on the earlier of July 15, 2006 and attaining a public market stock price (as defined) of $3.00 and $4.00, respectively, (for 90 consecutive days). The Stimac Agreement was amended to provide for a lump sum payment equal to two (2) times the annual salary plus incentive bonus if a change of control of the Company is followed by termination of employment without cause (as defined).

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND
MANAGEMENT

As of July 30, 1999, there were no persons known by the Company to beneficially own more than five percent (5%) of any class of the Company's voting securities. The following table sets forth certain information as of July 30, 1999, except as noted, regarding the Common Stock held by each director and the Chief Executive Officer of the Company and all directors and executive officers as a group:

                                             Number of Shares of Common                     Percent of
             Name and Position(s)              Stock Beneficially Owned                      Class
             --------------------              ------------------------                      -----

Charles M. Stimac, Jr.......................           411,896(1)                            2.0%
     President, Chief Executive Officer
     and Director

Herbert L. Luxenburg........................           233,326(1)                            1.1%
     Director

Frank E. Vaughn.............................           211,843(2)                            1.0%
     Director

William L. Shanklin.........................           397,707(2)                            1.9%
     Director

Norbert J. Lewandowski......................           160,000(1)(2)                         0.8%
     Director

Directors and Executive Officers
     as a Group (Six persons)...............         1,414,772(1)(2)                         6.9%


(1) Includes shares the directors have a right to acquire within 60 days through the exercise of warrants and options: Mr. Stimac - 220,000; Mr. Luxenburg - 233,326, Mr. Vaughn - 135,000; Dr. Shanklin - 295,000; Mr.
     Lewandowski - 110,000; and all directors and executive officers - 933,326.

(2) Includes shares the directors have a right to acquire within 60 days through the conversion of Preferred Stock: Mr. Vaughn - 75,000; Dr. Shanklin - 100,000; Mr. Lewandowski - 50,000; and all directors and executive officers - 225,000.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William L. Shanklin is serving as a marketing and management consultant to the Company. For his services as a consultant from October 1997 through September 1998, Dr. Shanklin has been awarded five shares of the Company's Series A Preferred Stock valued at $12,500 per share. Dr. Shanklin has been awarded 100,000 warrants priced at $.20 per share for services rendered from January 1, 1999 through June 30, 1999. Dr. Shanklin has extended his contract for consulting services through December 31, 1999 for an additional 100,000 warrants to be priced at $.20 per share.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ABC DISPENSING TECHNOLOGIES, INC.


By:  /S/ Charles M. Stimac, Jr.
---  --------------------------
     Charles M. Stimac, Jr.
     President
     Principal Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                                        Title                                               Date
     ----                                        -----                                               ----
     /S/Charles M. Stimac, Jr.                   President & Director                              August 23, 1999
     ---------------------------
     Charles M. Stimac, Jr.


     /S/Herbert L. Luxenburg                     Director                                          August 23, 1999
     ---------------------------
     Herbert L. Luxenburg


     /S/Frank E. Vaughn                          Director                                          August 23, 1999
     ---------------------------
     Frank E. Vaughn


     /S/Norbert J. Lewandowski                   Director                                          August 23, 1999
     ---------------------------
     Norbert J. Lewandowski


     /S/William L. Shanklin                      Director                                          August 23, 1999
     ---------------------------
     William L. Shanklin


                                       5