Form 10-Q
period 1999-07-31
ABC DISPENSING TECHNOLOGIES INC
filed 1999-09-20
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended July 31, 1999
                                       OR

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

         Common Stock outstanding at September 16, 1999 was 19,168,049 shares.


                                      Index

               ABC Dispensing Technologies, Inc. and Subsidiaries


Part I   Financial Information                                                                                       Page No.
------------------------------------------------------------------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - July 31, 1999 and April 24, 1999                                                   3

         Consolidated statements of operations - Three months ended July 31, 1999 and
         July 25, 1998                                                                                                    4

         Consolidated statements of cash flows -- Three months ended July 31, 1999 and July 25, 1998                      5

         Consolidated statement of stockholders' equity -- Three months ended July 31, 1999                               6

         Notes to consolidated financial statements                                                                    7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        11-13


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


                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                            July 31, 1999              April 24, 1999
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                   $      9,000              $     65,000
         Accounts receivable, less allowance for doubtful accounts
           of $61,000 as of July 31 and $60,000 as of April 24                             72,000                   202,000
         Inventories (Note 3)                                                           1,559,000                 1,497,000
                                                                                  ---------------            --------------
         Total current assets                                                           1,640,000                 1,764,000

Property, plant, and equipment                                                            747,000                   745,000

Other assets:
         Intangible assets, less accumulated amortization of
           $489,000 as of July 31 and $640,000 as of April 24                              22,000                    22,000
         Patents pending and deferred charges                                             117,000                    91,000
                                                                                  ---------------            --------------
                                                                                          139,000                   113,000
                                                                                  ---------------            --------------

Total Assets                                                                         $  2,526,000              $  2,622,000
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
         Current portion of long-term debt                                           $     25,000              $     25,000
         Short-term notes payable (Note 4)                                              1,145,000                   725,000
         Accounts payable                                                                 645,000                   885,000
         Accrued liabilities:
         Accrued interest                                                                  94,000                    67,000
         Employee compensation and benefits                                               222,000                   134,000
         Warranty reserve                                                                 134,000                   157,000
         Other                                                                            151,000                   171,000
         Deferred income                                                                  399,000                   364,000
                                                                                  ---------------            --------------
         Total current liabilities                                                      2,815,000                 2,528,000

Long-term debt                                                                            224,000                   233,000

Stockholders' equity/(deficit) (Note 6):
         Preferred Stock - Series A, 9% cumulative;
          authorized 840 shares 399 and 374 shares issued
          and outstanding in 1999  and 1998, respectively
         Series B, 9% cumulative authorized 160 shares
          24 shares issued in 1999
         Series C, 9% cumulative authorized 200 shares
          37 shares issued in 1999                                                      5,608,000                 5,608,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 19,155,548 as of July 31 and 17,936,483 as of April 24
           shares issued respectively                                                     192,000                   179,000
         Additional paid-in capital                                                    19,972,000                19,768,000
         Accumulated deficit                                                        (  26,285,000)            (  25,674,000)
                                                                                  ---------------            --------------
                                                                                    (     513,000)            (     119,000)
         Less notes receivable - stockholders                                                                 (      20,000)
                                                                                  ---------------            --------------
            Total Stockholders' Equity/(Deficit)                                    (     513,000)            (     139,000)
                                                                                  ---------------            --------------
Total Liabilities and Stockholders' Equity/(Deficit)                                 $  2,526,000              $  2,622,000
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                               Three Months Ended      Three Months Ended
                                                                 July 31, 1999            July 25, 1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
         Equipment sales                                        $     60,000             $    470,000
         Service revenues                                            296,000                  186,000
                                                               -------------            -------------
                                                                     356,000                  656,000

Cost and expenses:
         Cost of equipment sold                                       28,000                  328,000
         Service expenses                                            217,000                  256,000
         General and administrative                                  396,000                  387,000
         Selling and marketing                                        75,000                  111,000
         Research and development                                     19,000                   83,000
                                                               -------------            -------------

                                                                     735,000                1,165,000
                                                               -------------            -------------

Loss from operations                                              (  379,000)             (   509,000)


Other income (expense)
         Interest expense                                         (   32,000)             (    48,000)
         Equity in loss of joint venture (Note 7)                          -              (    24,000)
         Other, net                                                        -                   41,000
                                                               -------------            -------------
                                                                  (   32,000)             (    31,000)
                                                               -------------            -------------


Net loss                                                        $ (  411,000)            $(   540,000)
                                                               -------------            -------------


Net loss per share - Basic and Diluted (Note 5)                 $ (      0.3)            $(      0.04)
                                                               -------------            -------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                              Three Months Ended
                                                                   July 31, 1999          July 25, 1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
-------------------------------------

Net cash used in operating activities:                               $ ( 477,000)          $ ( 438,000)

Cash flows from investing activities:
-------------------------------------

      Additions to property, plant, and equipment                                            (   3,000)
      Investment in joint venture                                              -             (  59,000)
                                                                 ---------------        --------------

Net cash used in investing activities                                          -             (  62,000)

Cash flows from financing activities:
-------------------------------------

      Proceeds from private placement                                          -               313,000
      Proceeds from (repayments of)  line of credit                            -             ( 134,000)
      Proceeds from collection of stockholders receivables                 1,000                 1,000
      Proceeds/(Repayment) of notes payable                              420,000             (  12,000)
                                                                 ---------------        --------------

Net cash provided by financing activities                                421,000               168,000
                                                                 ---------------        --------------

Net decrease in cash and cash equivalents                              (  56,000)            ( 332,000)
Cash and cash equivalents at beginning of year                            65,000               351,000
                                                                 ---------------        --------------

Cash and cash equivalents at end of period                           $     9,000           $    19,000
                                                                 ===============        ==============

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three months ended July 31, 1999
                                    Unaudited

                                                        Common
                                         Number of       Stock                         Additional        Retained           Notes
                                         Shares of     $.01 Par       Preferred          Paid-in         Earnings        Receivable
                                      Common Stock      Value            Stock           Capital       (Deficiency)     Stockholders
                                   -------------------------------------------------------------------------------------------------
Balance at April 24, 1999              17,936,483      $179,000       $5,608,000      $19,768,000      $(25,674,000)      $(20,000)

     Preferred Stock Dividend
     Warrants Outstanding -
        Original Issue Discount         1,231,565        12,000                           223,000          (235,000)
        (Note 9)


     Collection on notes receivable-
          stockholders                    (12,500)                                        (19,000)                          19,000


     Return of collateral on
          notes receivable                                                                                                   1,000


     Net loss                                                                                              (411,000)


Balance at July 31, 1999               19,155,548      $192,000       $5,608,000      $19,972,000      $(26,320,000)      $  (-0-)
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (information as of July 31, 1999 and for the three
                    months ended July 31, 1999 is unaudited)

The accompanying, unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended July 31, 1999, are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 2, 1999.

1.       Significant accounting policies

The Company has changed the fiscal year end to April 30, 2000 to more closely align closing periods with its major customers and vendors. This change has increased the number of days included in the financials from 91 calendar days to 97 calendar days. An estimate of the impact of this six day change on a proforma basis yields sales of $12,000, gross margin of $2,000 and allocated selling, general and administrative expenses of $18,000 resulting in a net loss of $16,000.

2.       Going concern uncertainty

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of July 31, 1999, has an accumulated deficit of $26,320,000. The Company had negative cash flow from operating activities of $1,453,000, $1,594,000, and $2,684,000 for the years ended April 24, 1999, April
25, 1998, and April 26, 1997, respectively. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to ensure continuation of operations. The Company has been able to raise $6,573,000 in capital from private investors over the past four years through private placements of both preferred and common stock. The Company is continuing in it efforts to raise capital through private placements of 9% Convertible Cumulative Preferred Stock. Proceeds from private placements will be used to reduce accounts payable and provide additional working capital. No assurances, however, can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company does successfully raise additional capital, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

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

3.       Inventories

At July 31, 1999 and April 24, 1999, inventories consisted of the following:

                                         July 31, 1999         April 24, 1999
                                       -----------------    -------------------
Raw Materials                                 $ 881,000     $          907,000
Work-in-process                                 345,000                275,000
Finished goods                                  333,000                315,000
                                       -----------------    -------------------
                                             $1,559,000             $1,497,000
                                       =================    ===================

The above amounts are net of obsolescence reserves of $488,000 and $474,000 at July 31 and April 24, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (information as of July 31, 1999 and for the three
                    months ended July 31, 1999 is unaudited)


4.       Financing arrangements

In October of 1998, the Company began to issue notes payable secured by the patent technology owned by the Company. The notes accrue interest at an annual rate of 10%. The Company was able to generate $420,000 during the quarter ended July 31, 1999 with this instrument and $810,000 since October of 1998.

5.       Net loss per share

The following table sets forth the computation of net loss per share -- basic and diluted:

                                                                                                  3 Months Ended
                                                                                      -------------------------------------
                                                                                          July 31,               July 25,
                                                                                            1999                   1998
Numerator:

  Net Loss                                                                             $ ( 411,000)            $ ( 540,000)
  Preferred Stock Dividends                                                              ( 223,000)              ( 103,000)
                                                                                       -----------           -------------
  Numerator for net loss per share - loss attributable
    to common shareholders                                                             $ ( 643,000)            $ ( 634,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares                                                 19,168,049              17,591,498
                                                                                      ------------           -------------

Net loss per share -- basic and diluted                                                $    ( 0.03)            $    ( 0.04)
                                                                                      ============           =============


The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 5,287,500 and 3,244,719 shares of Common Stock as of July 31, 1999 and July 25, 1998, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (information as of July 25, 1998 and for the three
                    months ended July 25, 1998 is unaudited)


6.       Preferred stock

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

On June 11, 1999, the Company paid its February 1, 1999 Preferred Stock dividend requirement by issuing common stock. The total number of common shares issued for the dividend was 1,231,565. The shares were valued at $0.191 per share.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (information as of July 25, 1998 and for the three
                    months ended July 25, 1998 is unaudited)


7.       Joint venture agreement

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended July 31, 1999 compared to the Quarter ended July 25, 1998

The net loss for the three months ended July 31, 1999 was $411,000, a decrease of $129,000, or 23.9% over the net loss of $540,000 for the three months ended July 25, 1998.

Revenues                                      Three Months Ended
                                     July 31,                   July 25,
                                       1999                       1998

Equipment sales                       $  60,000                 $ 470,000
Service revenues                        296,000                   186,000
                                    -----------                ----------
   Total                              $ 356,000                 $ 656,000
                                    ===========                ==========

Equipment sales for the first three months of fiscal 2000, ending July 31, 1999 decreased $410,000, or 87.2%, over the same period of the prior year. Sales of paint colorant dispensers decreased $380,000. Sales of the Royal Match(R) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance. Sales of beverage equipment decreased $16,000 because the Company is not actively marketing its beverage equipment.

Service revenues for the first three months of fiscal 2000 increased $110,000, or 59.1% from the same period of the prior year. The increase is due to higher service contract revenues of $44,000 on Royal Match(R) paint colorant dispensers and $89,000 of juice sales from the Virtual Squeeze(R) business.

Gross margins                                       Three Months Ended
                                                July 31,          July 25,
                                                  1999              1998

Equipment                                         47.1%             42.4%
                                                  ====              ====
Service                                           11.6%            (25.2)%
                                                  ====              ====
   Total                                          17.3%             23.3%
                                                  ====              ====

For the first three months of fiscal 1999 gross margin as a percentage of sales on equipment increased 4.7 points over the same period of the prior year. The increase resulted from higher margins obtained from sales of the Royal Match(R) paint dispensers to smaller, independent paint companies.

For the first three months of fiscal 1999 gross margin as a percentage of service revenues increased 36.8 points over the same period of the prior year. The increase is attributable to service contract revenues on Royal Match(R) paint colorant dispensers and the inclusion of Virtual Squeeze(R) juice sales in this category.

General and administrative

For the first three months of fiscal 2000 general and administrative expenses increased $9,000, or 2.3%, to $396,000, as compared to the same period of fiscal 1999. This was due to fewer general and administrative resources being allocated to marketing and research and development activities.

Selling and marketing expenses

For the first three months of fiscal 2000 selling and marketing expense decreased $86,000, or 32.4%, to $75,000, down from $113,000 for the same period of FY 1999. The decrease is due primarily to reorganization of the management structure of the sales force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and development

For the first three months of fiscal 2000, research and development expenses decreased $64,000, or 77.1%, to $19,000. The decrease is due to completion of the mechanical aspects of the Royal Match(R) paint colorant dispenser with new development efforts being limited to software enhancement.

Interest expense

For the first three months of fiscal 2000 interest expense decreased $16,000, or 33.3%, to $32,000. The decrease is due to the amortization of the discount on notes payable being completed in December, 1998.

Equity in loss of joint venture

The Company's equity in the loss of the Virtual Squeeze(R)joint venture for the first three months of fiscal 1999 was $24,000. The losses are attributable to the start up costs and marketing expenses of the joint venture.

On December 31, 1998, the joint venture was terminated with the mutual consent of both parties. Changes in the strategic direction of the two organizations made it necessary to liquidate the joint venture assets. The Company has taken full control of the product line and the joint venture assets.

Other income

Other income decreased $41,000, or 100%, to $-0- for the first three months of fiscal 2000. Other income for the fiscal year 1999 was attributable to a distribution of excess earnings on fund assets by the Ohio Bureau of Worker's Compensation.
                                      -12-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $9,000 as of July 31, 1999 from $65,000 at April 24, 1999. Operations for the three months ended July 31, 1999 required cash of $447,000 an increase of $39,000, or 8.9%, when compared to the three months ended July 25, 1998. The $447,000 use of cash was caused by a net loss of $411,000 and a decrease in accounts payable of $240,000 partially offset by a decrease in accounts receivable of $130,000 and an increase in customer deposits of $48,000.

Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and equity derivative instruments. During the fiscal year ended April 24, 1999, the Company generated $983,000 from the issuance of Preferred Stock.

In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999. As of April 24, 1999, the Company has issued notes in the aggregate of $725,000. The Company anticipates using proceeds of equity offerings, additional extensions or other re-financing options to satisfy the notes.

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

The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the Company's ability to continue as a going concern (see Note 2 to the Financial Statements).

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





                                             ABC Dispensing Technologies, Inc.
                                             ---------------------------------


Date:    September 7, 1998                  /s/ Charles M. Stimac, Jr.
      ---------------------                 ------------------------------------
                                                Charles M. Stimac, Jr.
                                                President/CEO