Form 10-Q
period 1999-10-31
ABC DISPENSING TECHNOLOGIES INC
filed 1999-12-14
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended OCTOBER 31, 1999

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

       Common Stock outstanding at December 9, 1999 was 19,168,049 shares.

                                      Index

               ABC Dispensing Technologies, Inc. and Subsidiaries

Part I   Financial Information                                                                                         Page No.
----------------------------------------------------------------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - October 31, 1999 and April 24, 1999                                                3

         Consolidated statements of operations - Six months ended October 31, 1999 and
         October 24, 1998 and three months ended October 31, 1999 and October 24, 1998                                    4

         Consolidated statements of cash flows - Six months ended October 31, 1999 and October 24, 1998                   5

         Consolidated statement of stockholders' equity - Six months ended October 31, 1999                               6

         Notes to consolidated financial statements                                                                    7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        11-13

Part II  Other Information
----------------------------------------------------------------------------------------------------------------------------------

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


                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                          October 31, 1999      April 24, 1999
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                                $     74,000         $     65,000
         Accounts receivable, less allowance for doubtful accounts
           of $47,000 as of October 31 and $60,000 as of April 24                                       57,000              202,000
         Inventories (Note 3)                                                                        1,474,000            1,497,000
                                                                                                  ------------         ------------
         Total current assets                                                                        1,605,000            1,764,000

Property, plant, and equipment                                                                         737,000              745,000

Other assets:
         Intangible assets, less accumulated amortization of
           $489,000 as of October 31 and $640,000 as of April 24                                        22,000               22,000
         Patents pending and deferred charges                                                          105,000               91,000
                                                                                                  ------------         ------------
                                                                                                       127,000              113,000
                                                                                                  ------------         ------------

Total Assets                                                                                      $  2,469,000         $  2,622,000
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
         Current portion of long-term debt                                                        $     25,000         $     25,000
         Short-term notes payable (Note 4)                                                           1,455,000              725,000
         Accounts payable                                                                              591,000              885,000
         Accrued liabilities:
         Accrued interest                                                                              128,000               67,000
         Employee compensation and benefits                                                            174,000              134,000
         Warranty reserve                                                                               77,000              157,000
         Other                                                                                         196,000              171,000
         Deferred income                                                                               340,000              364,000
                                                                                                  ------------         ------------
         Total current liabilities                                                                   2,986,000            2,528,000

Long-term debt                                                                                         214,000              233,000

Stockholders' equity/(deficit) (Note 6):
         Preferred Stock - Series A, 9% cumulative;
          authorized 840 shares 399 and 374 shares issued
          and outstanding in 1999  and 1998, respectively
         Series B, 9% cumulative authorized 160 shares
          24 shares issued in 1999
         Series C, 9% cumulative authorized 200 shares
          37 shares issued in 1999                                                                   5,608,000            5,608,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 19,155,548 as of October 31 and 17,936,483 as of April 24
           shares issued respectively                                                                  192,000              179,000
         Additional paid-in capital                                                                 19,972,000           19,768,000
         Accumulated deficit                                                                       (26,503,000)         (25,674,000)
                                                                                                  ------------         ------------
                                                                                                      (731,000)            (119,000)
         Less notes receivable - stockholders                                                                               (20,000)
                                                                                                                       ------------
            Total Stockholders' Equity/(Deficit)                                                      (731,000)            (139,000)
                                                                                                                       ------------
Total Liabilities and Stockholders' Equity/(Deficit)                                              $  2,469,000         $  2,622,000

------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
     Six months and three months ended October 31, 1999 and October 24, 1998
                                  (unaudited)

                                                                      Six Months Ended                    Three Months Ended
                                                              Oct. 31, 1999     Oct. 24, 1998      Oct. 31, 1999       Oct. 24, 1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
         Equipment sales                                       $   231,000        $   636,000        $   171,000        $   166,000
         Service revenues                                          690,000            397,000            394,000            211,000
                                                               -----------        -----------        -----------        -----------
         Total revenues                                            921,000          1,033,000            565,000            377,000

Cost and expenses:
         Cost of equipment sold                                    162,000            502,000            134,000            160,000
         Service expenses                                          449,000            590,000            232,000            349,000
         General and administrative                                682,000            774,000            286,000            387,000
         Selling and marketing                                     146,000            215,000             71,000            104,000
         Research and development                                   33,000            104,000             14,000             20,000
                                                               -----------        -----------        -----------        -----------

         Total cost and expenses                                 1,472,000          2,185,000            737,000          1,020,000

Loss from operations                                              (551,000)        (1,152,000)          (172,000)          (643,000)


Other income and expense:
         Interest expense                                          (75,000)          (112,000)           (43,000)           (64,000)
         Equity in loss of joint venture                              --              (38,000)              --              (14,000)
         Other income                                               (3,000)            48,000             (3,000)             7,000
                                                               -----------        -----------        -----------        -----------

        Total other income/(expense)                               (78,000)          (102,000)           (46,000)           (71,000)


Net loss                                                       $  (629,000)       $(1,254,000)       $  (218,000)       $  (714,000)
                                                               ===========        ===========        ===========        ===========

Net loss per share -
  Basic and Diluted                                            $     (0.03)       $     (0.08)       $     (0.01)       $     (0.05)
                                                               ===========        ===========        ===========        ===========

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                      Six Months Ended       Six Months Ended
                                                                      October 31, 1999       October 24, 1998
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   $(788,000)             $(692,000)
                                                                                               ---------

Cash flows used in investing activities

      Additions to property, plant and equipment                           (3,000)                (3,000)
      Investment in joint venture                                            --                  (79,000)
                                                                        ---------              ---------
                                                                           (3,000)               (82,000)

Cash flows from financing activities:

      Proceeds from private placements of Preferred Stock                    --                  512,000
      Proceeds from (repayments of) line of credit                           --                 (107,000)
      Repayment of notes payable and loan costs                              --                  (17,000)
      Proceeds from issuance of notes payable                             730,000                 50,000
      Other                                                                70,000                  2,000
                                                                        ---------              ---------

Net cash provided by financing activities                                 800,000                440,000
                                                                        ---------              ---------

Net decrease in cash and cash equivalents                                   9,000               (334,000)
Cash and cash equivalents at beginning of year                             65,000                351,000
                                                                        ---------              ---------
Cash and cash equivalents at end of period                              $  74,000              $  17,000
                                                                        =========              =========


                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six months ended October 31, 1999
                                    Unaudited

                                                           Common
                                         Number of         Stock                        Additional        Retained         Notes
                                         Shares of        $.01 Par       Preferred        Paid-in         Earnings       Receivable
                                       Common Stock        Value            Stock         Capital       (Deficiency)    Stockholders
                                       ---------------------------------------------------------------------------------------------
Balance at April 24, 1999              17,936,483         $179,000       $5,608,000      $19,768,000      $(25,674,000)   $(20,000)

     Preferred Stock Dividend
     Warrants Outstanding -
        Original Issue Discount         1,235,565           12,000                           223,000          (235,000)
        (Note 9)


     Collection on notes receivable-
          stockholders                     12,500                                            (19,000)                      19,000


     Return of collateral on
          notes receivable                                                                                                  1,000

     Net loss                                                                                                 (629,000)
                                       ---------------------------------------------------------------------------------------------
Balance at October 31, 1999            19,155,548         $192,000       $5,608,000      $19,972,000      $(26,538,000)     $(-0-)
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (information as of October 31, 1999 and for the six
                   months ended October 31, 1999 is unaudited)

The accompanying, unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended October 31, 1999, are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 2, 1999.

1.       Significant accounting policies

The Company has changed the fiscal year end to April 30, 2000 to more closely align closing periods with its major customers and vendors. This change has increased the number of days included in the financials from 183 calendar days to 189 calendar days. An estimate of the impact of this six day change on a proforma basis yields sales of $12,000, gross margin of $2,000 and allocated selling, general and administrative expenses of $18,000 resulting in a net loss of $16,000.

2.       Going concern uncertainty

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of October 31, 1999, has an accumulated deficit of $26,504,000. The Company had negative cash flow from operating activities of $1,453,000, $1,594,000, and $2,684,000 for the years ended April 24, 1999, April 25, 1998, and April 26, 1997, respectively. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

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

3.       Inventories

At October 31, 1999 and April 24, 1999, inventories consisted of the following:

                             October 31, 1999             April 24, 1999
                             ----------------             --------------
Raw Materials                       $ 794,000             $      907,000
Work-in-process                       275,000                    275,000
Finished goods                        405,000                    315,000
                             ----------------             --------------
                                   $1,474,000             $    1,497,000
                             ================             ==============

The above amounts are net of obsolescence reserves of $488,000, and $474,000 at October 31 and April 24, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (information as of October 31, 1999 and for the six
                   months ended October 31, 1999 is unaudited)

4.       Financing arrangements

In October of 1998, the Company began to issue notes payable secured by the patent technology owned by the Company. The notes accrue interest at an annual rate of 10%. The Company was able to generate $310,000 during the quarter ended October 31, 1999 with this instrument and $1,455,000 since October of 1998.

5.       Net loss per share

The following table sets forth the computation of net loss per share -- basic and diluted:

                                                        6 Months Ended                    3 Months Ended
                                                        October 31,       October 31,     October 31,      October 24,
                                                               1999              1998            1999             1998
Numerator:
  Net Loss                                               $   (630,000)   $ (1,254,000)   $   (219,000)   $   (714,000)
  Preferred Stock Dividends                                  (226,000)       (226,000)       (226,000)       (123,000)
                                                         ------------    ------------    ------------    ------------
  Numerator for net loss per share - loss attributable
    to common shareholders                               $   (856,000)   $ (1,480,000)   $   (445,000)   $   (837,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares                    19,168,049      17,651,934      19,168,049      17,712,370
                                                         ------------    ------------    ------------    ------------
Net loss per share -- basic and diluted                  $      (0.04)   $       (0.8)   $      (0.02)   $      (0.05)
                                                         ============    ============    ============    ============


The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 5,767,500 and 3,364,719 shares of Common Stock as of October 31, 1999 and October 24, 1998, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (information as of October 31, 1999 and for the six
                   months ended October 31, 1999 is unaudited)

6.       Preferred stock

In September 1996 the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to authorize up to 5,000,000 shares of Preferred stock. To date, the Company has authorized 840 shares as Series A Preferred Stock, 160 shares of Series B Preferred Stock and 200 shares of Series C Preferred Stock.

The Company offered shares of 9% convertible cumulative redeemable Preferred Stock, Series A ("Series A Preferred Stock") in exchange for the surrender of the Company's outstanding $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999 ("Notes")..

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

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (information as of October 31, 1999 and for the six
                   months ended October 31, 1999 is unaudited)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter ended July 31, 1999 compared to the Quarter ended July 25, 1998

The net loss for the sixmonths ended October 31, 1999 was $629,000, a decrease of $625,000, or 49.8% over the net loss of $1,254,000 for the six months ended October 24, 1998.

Revenues                                     Six Months Ended
                                   October 31,                October 24,
                                      1999                       1998

Equipment sales                     $ 231,000                $  636,000
Service revenues                      690,000                   397,000
                                    ---------                ----------
   Total                            $ 921,000                $1,033,000
                                    =========                ==========

Equipment sales for the first six months of fiscal 2000, ending October 31, 1999 decreased $405,000, or 63.7%, over the same period of the prior year. Sales of paint colorant dispensers decreased $410,000. Sales of the Royal Match(R) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance. Sales of beverage equipment increased $5,000, the Company is not actively marketing its beverage equipment.

Service revenues for the first six months of fiscal 2000 increased $293,000, or 73.8% from the same period of the prior year. The increase is due to higher service contract revenues of $74,000 on Royal Match(R) paint colorant dispensers and $211,000 of juice sales from the Virtual Squeeze(R) business.

Gross margins                            Six Months Ended
                                   October 31,       October 24,
                                      1999              1998

Equipment                             44.3%             49.4%
                                      ====              ====
Service                               34.9%            (48.6)%
                                      ====              ====
   Total                              37.1%             12.4%
                                      ====              ====

For the first six months of fiscal 2000 gross margin as a percentage of sales on equipment decreased 5.1 points from the same period of the prior year. The decrease resulted from lower margins obtained from sales of the Royal Match(R) paint dispensers to midsize, independent paint companies and higher costs associated with lower volumes.

For the first six months of fiscal 2000 gross margin as a percentage of service revenues increased 83.5 points over the same period of the prior year. The increase is attributable to service contract revenues on Royal Match(R) paint colorant dispensers and the inclusion of Virtual Squeeze(R) juice sales in this category.

General and administrative

For the first six months of fiscal 2000 general and administrative expenses decreased $92,000, or 11.9%, to $682,000, as compared to the same period of fiscal 1999. This was due to fewer general and administrative resources being employed.

Selling and marketing expenses

For the first six months of fiscal 2000 selling and marketing expense decreased $69,000, or 32.1%, to $146,000, down from $215,000 for the same period of FY 1999. The decrease is due primarily to reorganization of the management structure of the sales force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and development

For the first six months of fiscal 2000, research and development expenses decreased $71,000, or 68.3%, to $33,000. The decrease is due to completion of the mechanical aspects of the Royal Match(R) paint colorant dispenser with new development efforts being limited to software enhancement.

Interest expense

For the first six months of fiscal 2000 interest expense decreased $37,000, or 33.0%, to $75,000. The decrease is due to the amortization of the discount on notes payable being completed in December, 1998.

Equity in loss of joint venture

The Company's equity in the loss of the Virtual Squeeze(R) joint venture for the first six months of fiscal 1999 was $38,000. The losses are attributable to the start up costs and marketing expenses of the joint venture.

On December 31, 1998, the joint venture was terminated with the mutual consent of both parties. Changes in the strategic direction of the two organizations made it necessary to liquidate the joint venture assets. The Company has taken full control of the product line and the joint venture assets.

Other income

Other income decreased $51,000, or 100%, to $(3,000) for the first six months of fiscal 2000. Other income for the fiscal year 1999 was attributable to a distribution of excess earnings on fund assets by the Ohio Bureau of Worker's Compensation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance increased to $74,000 as of October 31, 1999 from $65,000 at April 24, 1999. Operations for the three months ended October 31, 1999 required cash of $788,000 an increase of $96,000, or 13.9%, when compared to the three months ended July 25, 1998. The $788,000 use of cash was caused by a net loss of $629,000 and a decrease in accounts payable of $243,000 partially offset by a decrease in accounts receivable of $100,000.

Consistent with prior years, the Company's primary source of liquidity has been private placements of debt and equity derivative instruments. During the fiscal year ended April 24, 1999, the Company generated $983,000 from the issuance of Preferred Stock.

In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999. As of October 31, 1999, the Company has issued notes in the aggregate of $1,455,000. The Company anticipates using proceeds of equity offerings, additional extensions or other re-financing options to satisfy the notes.

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

The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the Company's ability to continue as a going concern (see Note 2 to the Financial Statements)..

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

27.      Financial Data Schedule (for S.E.C. electronic filing only)

(b)      Current reports on Form 8-K during the quarter ended October 31, 1999.

         During the second quarter of Fiscal 2000, the Company filed no reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABC Dispensing Technologies, Inc.
                                        -----------------------------------

Date: December 14, 1999                      /s/ Charles M. Stimac, Jr.
      -----------------                 -------------------------------------
                                                Charles M. Stimac, Jr.
                                                   President/CEO