Form 10-Q
period 2000-01-31
ABC DISPENSING TECHNOLOGIES INC
filed 2000-03-16
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
           (Name changed from American Business Computers Corporation)
             (Exact name of registrant as specified in its charter)

           Florida                                     59-2001203
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


            451 Kennedy Road Akron, Ohio                 44305
     ------------------------------------------        ---------
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

         Common Stock outstanding at March 8, 2000 was 19,159,548 shares.

                                      Index

               ABC Dispensing Technologies, Inc. and Subsidiaries

Part I   Financial Information                                                                                        Page No.
------------------------------------------------------------------------------------------------------------------------------
Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - January 31, 2000 and April 24, 1999                                      3

         Condensed consolidated statements of operations - Nine months ended  January 31, 2000 and
         January 23, 1999 and three months ended January 31, 2000 and January 23, 1999                                    4

         Condensed consolidated statements of cash flows - Nine months ended January 31, 2000 and January 23, 1999        5

         Condensed consolidated statement of stockholders' equity - Nine months ended January 31, 2000                    6

         Notes to condensed consolidated financial statements                                                          7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        11-13

Item 7A. Management's Discussion about Market Risk                                                                       13

Part II  Other Information
------------------------------------------------------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits and Reports                                                                                       14

Signature                                                                                                                15


                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                        January 31, 2000       April 24, 1999
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                                $    108,000         $     65,000
         Accounts receivable, less allowance for doubtful accounts
           of $35,000 as of January 31 and $60,000 as of April 24                                       92,000              202,000
         Inventories (Note 3)                                                                        1,512,000            1,497,000
                                                                                                  ------------         ------------
         Total current assets                                                                        1,712,000            1,764,000

Property, plant, and equipment                                                                         698,000              745,000

Other assets:
         Intangible assets, less accumulated amortization of
           $489,000 as of January 31 and $640,000 as of April 24                                        27,000               22,000
         Patents pending and deferred charges                                                           87,000               91,000
                                                                                                  ------------         ------------
                                                                                                       114,000              113,000
                                                                                                  ------------         ------------

Total Assets                                                                                      $  2,524,000         $  2,622,000
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
         Current portion of long-term debt                                                        $      5,000         $     25,000
         Short-term notes payable (Note 4)                                                           1,975,000              725,000
         Accounts payable                                                                              484,000              885,000
         Accrued liabilities:
         Accrued interest                                                                              176,000               67,000
         Employee compensation and benefits                                                            145,000              134,000
         Warranty reserve                                                                               64,000              157,000
         Other                                                                                         252,000              171,000
         Deferred income                                                                               188,000              364,000
                                                                                                  ------------         ------------
         Total current liabilities                                                                   3,289,000            2,528,000

Long-term debt                                                                                         235,000              233,000

Stockholders' equity/(deficit) (Note 6):
         Preferred Stock - Series A, 9% cumulative;
          authorized 840 shares, 399 issued
          and outstanding
         Series B, 9% cumulative authorized 160 shares
          24 shares issued and outstanding
         Series C, 9% cumulative authorized 200 shares
          37 shares issued and outstanding                                                           5,608,000            5,608,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 19,159,548 as of January 31 and 17,936,483 as of April 24
           shares issued respectively                                                                  191,000              179,000
         Additional paid-in capital                                                                 19,972,000           19,768,000
         Accumulated deficit                                                                       (26,771,000)         (25,674,000)
                                                                                                  ------------         ------------
                                                                                                      (964,000)            (119,000)
         Less notes receivable - stockholders                                                              (--)             (20,000)
                                                                                                  ------------         ------------
            Total Stockholders' Equity/(Deficit)                                                      (964,000)            (139,000)
                                                                                                  ------------         ------------
Total Liabilities and Stockholders' Equity/(Deficit)                                              $  2,524,000         $  2,622,000
===================================================================================================================================

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
   (Nine months and three months ended January 31, 2000 and January 23, 1999)
                                   (unaudited)

                                                           Nine Months Ended                          Three Months Ended
                                                January 31, 2000      January 23, 1999       January 31, 2000     January 23, 1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
         Equipment sales                           $   349,000           $   720,000           $   118,000           $    84,000
         Service revenues                            1,090,000               598,000               400,000               201,000
                                                   -----------           -----------           -----------           -----------
         Total revenues                              1,439,000             1,318,000               518,000               285,000

Cost and expenses:
         Cost of equipment sold                        204,000               546,000                43,000                44,000
         Service expenses                              736,000               811,000               287,000               221,000
         General and administrative                    968,000             1,250,000               286,000               476,000
         Selling and marketing                         215,000               289,000                69,000                74,000
         Research and development                       45,000               128,000                12,000                24,000
                                                   -----------           -----------           -----------           -----------
         Total cost and expenses                     2,168,000             3,024,000               697,000               839,000

Loss from operations                                  (729,000)           (1,706,000)             (179,000)             (554,000)


Other income and expense:
         Interest expense                             (129,000)             (160,000)              (54,000)              (48,000)
         Equity in loss of joint venture                  --                 (42,000)                 --                  (4,000)
         Other income                                   (4,000)              166,000                 (--)                118,000
                                                   -----------           -----------           -----------           -----------

         Total other income/(expense)                 (133,000)              (36,000)              (54,000)               66,000


Net loss                                           $  (862,000)          $(1,742,000)          $  (233,000)          $  (488,000)
                                                   ===========           ===========           ===========           ===========

Net loss per share -
  Basic and Diluted                                $     (0.06)          $     (0.12)          $     (0.01)          $     (0.03)
                                                   ===========           ===========           ===========           ===========


                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                          Nine Months Ended        Nine Months Ended
                                                                                           January 31, 2000         January 23, 1999
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                          $(1,285,000)             $  (938,000)
-------------------------------------

Cash flows used in investing activities
---------------------------------------
      Purchases of  property, plant and equipment                                                   (8,000)                  (9,000)
      Investment in joint venture                                                                     --                   (188,000)
                                                                                               -----------              -----------
                                                                                                    (8,000)                (197,000)

Cash flows from financing activities:
-------------------------------------

      Proceeds from private placements of Preferred Stock                                             --                    732,000
      Proceeds from (repayments of) line of credit                                                    --                   (201,000)
      Repayment of notes payable and loan costs                                                       --                    (33,000)
      Proceeds from issuance of notes payable                                                    1,250,000                  260,000
      Proceeds from collection of stockholders receivable                                           20,000                   24,000
      Other                                                                                         66,000                    2,000
                                                                                               -----------              -----------

Net cash provided by financing activities                                                        1,336,000                  784,000
                                                                                               -----------              -----------

Net decrease in cash and cash equivalents                                                           43,000                 (351,000)
Cash and cash equivalents at beginning of year                                                      65,000                  351,000
                                                                                               -----------              -----------
Cash and cash equivalents at end of period                                                     $   108,000              $         0
                                                                                               ===========              ===========


                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (Nine months ended January 31, 2000)
                                   (unaudited)

                                                       Common
                                         Number of      Stock                         Additional        Retained           Notes
                                         Shares of    $.01 Par       Preferred          Paid-in         Earnings        Receivable
                                       Common Stock     Value          Stock            Capital       (Deficiency)     Stockholders
                                      ----------------------------------------------------------------------------------------------
Balance at April 24, 1999              17,936,483     $179,000       $5,608,000      $19,768,000      $(25,674,000)      $(20,000)

     Preferred Stock Dividend
     Warrants Outstanding -
        Original Issue Discount         1,235,565       12,000                           223,000          (235,000)


     Collection on notes receivable-
          stockholders                   (12,500)                                        (19,000)                          19,000


     Return of collateral on
          notes receivable                                                                                                  1,000


     Net loss                                                                                             (862,000)

                                      ----------------------------------------------------------------------------------------------
Balance at January 31, 2000            19,159,548     $191,000       $5,608,000      $19,972,000      $(26,771,000)         $(-0-)
====================================================================================================================================

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (information as of January 31, 2000)
                                   (unaudited)

The accompanying, unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended January 31, 2000, are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended April 24, 1999.

1.       Significant accounting policies

The Company has changed the fiscal year end to April 30, 2000 to more closely align closing periods with its major customers and vendors. This change has increased the number of days included in the financials from 274 calendar days to 280 calendar days. An estimate of the impact of this six day change on a performance basis yields sales of $12,000, gross margin of $2,000 and allocated selling, general and administrative expenses of $18,000 resulting in a net loss of $16,000.

2.       Going concern uncertainty

The Company has reported a net loss for each year of operation since its inception except for 1989, and as of January 31, 2000, has an accumulated deficit of $26,736,000. The Company had negative cash flow from operating activities of $1,453,000, $1,594,000, and $2,684,000 for the years ended April 24, 1999, April 25, 1998, and April 26, 1997, respectively. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

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

3.       Inventories

At January 31, 2000 and April 24, 1999, inventories consisted of the following:

                         January 31, 2000             April 24, 1999
                         ----------------             --------------
Raw Materials               $ 852,000                    $  907,000
Work-in-process               275,000                       275,000
Finished goods                385,000                       315,000
                            ---------                    ----------
                            $1,512,000                   $1,497,000
                            ==========                   ==========

The above amounts are net of obsolescence reserves of $488,000, and $474,000 at January 31 and April 24, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (information as of January 31, 2000)
                                   (unaudited)

4.       Financing arrangements

In October of 1998, the Company began to issue notes payable secured by the patent technology owned by the Company. The notes accrue interest at an annual rate of 10%. The Company was able to generate $520,000 during the quarter ended January 31, 2000 with this instrument and $1,975,000 since October of 1998.

5.       Net loss per share

The following table sets forth the computation of net loss per share -- basic and diluted:

                                                                     9 Months Ended                   3 Months Ended
                                                              January 31,      January 23,      January 31,       January 23,
                                                                     2000             1999             2000              1999
Numerator:
  Net Loss                                                   $   (862,000)    $ (1,742,000)    $   (233,000)    $   (488,000)
  Preferred Stock Dividends                                      (252,000)        (338,000)           (--)          (117,000)
                                                             ------------     ------------     ------------     ------------
  Numerator for net loss per share - loss attributable
    to common shareholders                                   $ (1,114,000)    $ (2,080,000)    $   (233,000)    $   (605,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares                        19,159,548       17,651,934       19,159,548       17,712,370
                                                             ------------     ------------     ------------     ------------

Net loss per share -- basic and diluted                      $      (0.06)    $      (0.12)    $      (0.01)       $ ( 0.03)
                                                             ============     ============     ============     ============

The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 4,105,585 and 3,364,719 shares of Common Stock as of January 31, 2000 and January 23, 1999, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Information as of January 31, 2000)
                                   (unaudited)

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

As of January 31, 2000, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,988,000 to the Company.

The Series A Preferred Stock is convertible at the option of the holder, in whole or in part, at any time after March 1, 1997 (the "Initial Conversion Date") into Common Stock of the Company at a price per share of Common Stock equal to (i) $1.00 per share, or (ii) such adjusted price as may from time to time be adjusted (the "Conversion Price"). If converted into Common Stock, each Preferred Share will entitle the holder to receive warrants to purchase a number of shares of Common Stock at a price of $1.25 per share, equal to the number of shares of Common Stock into which the Preferred Shares were converted. The warrants will be valid for a period of five years commencing from the date of issuance.

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

The company plans to issue common stock to satisfy the August, 1999 and February, 2000 preferred stock dividend during the fourth quarter of FY 2000.

                        ABC DISPENSING TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (information as of January 31, 2000)
                                   (unaudited)

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

8.       Litigation settlement/contingencies

The Company, from time to time, is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined, would not have a material adverse effect on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter ended January 31, 2000 compared to the Quarter ended January 23, 1999

The net loss for the nine months ended January 31, 2000 was $862,000, a decrease of $880,000, or 50.5% from the net loss of $1,742,000 for the nine months ended January 23, 1999.

     Revenues                                  Nine Months Ended
                                    January 31,                January 23,
                                        2000                       1999

     Equipment sales                $   349,000                $  720,000
     Service revenues                 1,090,000                   598,000
                                    -----------                ----------
     Total                          $ 1,439,000                $1,318,000
                                    ===========                ==========

Equipment sales for the first nine months of FY 2000, (ending January 31, 2000) decreased $371,000, or 51.5%, over the same period of the prior year. Sales of paint colorant dispensers decreased $410,000. Sales of the Royal Match(R) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance. Sales of beverage equipment increased $39,000, the Company is not actively marketing its beverage equipment.

Service revenues for the first nine months of FY 2000 increased $492,000, or 82.3% from the same period of the prior year. The increase is due to higher service contract revenues of $160,000 on Royal Match(R) paint colorant dispensers and an increase in juice sales of $290,000 from the Virtual Squeeze(R) business.

                   Gross margins                      Nine Months Ended
                                                January 31,       January 23,
                                                   2000              1999

                   Equipment                       46.1%             43.3%
                                                   ====              ====
                   Service                         32.6%            (18.5)%
                                                   ====              ====
                   Total                           35.7%             14.7%
                                                   ====              ====

For the first nine months of FY 2000 gross margin as a percentage of sales on equipment increased 2.8 points from the same period of the prior year. The increase resulted from higher prices obtained from sales of the Royal Match(R) paint dispensers to midsize, independent paint companies offset by higher costs associated with lower volumes.

For the first nine months of FY 2000 gross margin as a percentage of service revenues increased 51.1 points over the same period of the prior year. The increase is attributable to service contract revenues on Royal Match(R) paint colorant dispensers and the inclusion of Virtual Squeeze(R) juice sales in this category.

General and administrative

For the first nine months of FY 2000 general and administrative expenses decreased $282,000, or 22.6%, to $968,000, as compared to the same period of FY 1999. This was due to fewer general and administrative resources being employed.

Selling and marketing expenses

For the first nine months of FY 2000 selling and marketing expense decreased $74,000, or 25.6%, to $215,000, down from $289,000 for the same period of FY 1999. The decrease is due primarily to reorganization of the management structure of the sales force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and development

For the first nine months of FY 2000, research and development expenses decreased $83,000, or 64.8%, to $45,000. The decrease is due to completion of the mechanical aspects of the Royal Match(R) paint colorant dispenser with new development efforts being limited to software enhancement.

Interest expense

For the first nine months of fiscal 2000 interest expense decreased $31,000, or 19.4%, to $129,000. The decrease is due to the amortization of the discount on notes payable being completed in December, 1998.

Equity in loss of joint venture

The Company's equity in the loss of the Virtual Squeeze(R) joint venture for the first nine months of FY 1999 was $42,000. The losses are attributable to the start up costs and marketing expenses of the joint venture.

On December 31, 1998, the joint venture was terminated with the mutual consent of both parties. Changes in the strategic direction of the two organizations made it necessary to liquidate the joint venture assets. The Company has taken full control of the product line and the joint venture assets.

Other income

Other income decreased $170,000, or 100%, to ($4,000) for the first nine months of FY 2000. Other income for FY 1999 was attributable to a distribution of excess earnings on fund assets by the Ohio Bureau of Worker's Compensation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance increased to $108,000 as of January 31, 2000 from $65,000 at April 24, 1999. Operations for the nine months ended January 31, 2000 required cash of $1,285,000 an increase of $347,000, or 37.0%, when compared to the nine months ended July 23, 1999. The $1,285,000 use of cash was caused by a net loss of $867,000 and a decrease in accounts payable of $401,000.

Consistent with prior years, the Company's primary source of liquidity has been private placements of debt and equity derivative instruments. During the fiscal year ended April 24, 1999, the Company generated $983,000 from the issuance of Preferred Stock.

In August, 1997, to raise additional capital, the Company began issuing short-term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 2000. As of January 31, 2000, the Company has issued notes in the aggregate of $1,975,000. The Company anticipates using proceeds of equity offerings, additional extensions or other re-financing options to satisfy the notes.

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

The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using the proceeds of offerings of its equity securities and the issuance of additional notes. The Company is currently attempting to raise at least $2,000,000 through an offering of its convertible preferred stock. Longer-term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

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

DISCLOSURES ABOUT MARKET RISK

There are no material risk elements associated with foreign currency, interest rates and commodity prices. The building mortgage is the only variable interest rate contract and does not present a material risk to the Company.

                           PART IV - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference herein , via 10k filed on August 2, 1999, or annexed to this quarterly report.

(3.1)    Certificate of Incorporation of the Registrant.

(3.2)    Bylaws of the Registrant.

(10.1) Employment agreement dated March 1, 1997 by and between the Registrant and Charles M. Stimac, Jr.

(10.3)   Amended 1995 Stock Option Plan.

(11.1) Statement regarding computation of per share earnings (see Financial Statements at Item 1 of this Quarterly Report on Form 10-Q).

(24.)    Power of attorney (included on the signature page hereof).

(27.)    Financial Data Schedule (for S.E.C. electronic filing only)

(b)      Current reports on Form 8-K during the quarter ended January 31, 2000.

         During the third quarter of FY 2000, the Company filed no reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ABC Dispensing Technologies, Inc.
                                             -----------------------------------

Date: March 14, 2000                              /s/ Charles M. Stimac, Jr.
      --------------                         -----------------------------------
                                                      Charles M. Stimac, Jr.
                                                          President/CEO