Form 10-K
period 2000-04-30
ABC DISPENSING TECHNOLOGIES INC
filed 2000-08-04
CIK 748103

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.


                         Commission file number: 0-14922


                        ABC DISPENSING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 Florida                                  59-2001203
  ------------------------------------------          ------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

       451 Kennedy Road   Akron, Ohio                        44305
  -----------------------------------------                ---------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

         The aggregate market value of the voting stock held by non-affiliates as of July 14, 2000 was $4,158,784.

         The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:
             Common Stock outstanding at July 14, 2000 was 21,888,336 shares. Documents Incorporated by Reference

         The Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated by reference in Part III.

                                        Total number of pages of this report: 33
                                        Index to Exhibits located on page 32

ITEM 1.  BUSINESS
-------  --------

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

CORE COMPETENCE

         The Company designs, manufactures and services state-of-the-art dispensing systems that utilize standard micro-processing technology and proprietary operating software. The current product offerings are specifically designed to allow semi-skilled operators to efficiently dispense liquids in varied environments. The Company's technology is protected by 24 patents and 1 patent pending. This technology is designed to provide users with a superior ability to effectively dispense and control materials and minimize labor and waste.

         The Company's patent protected technology is complemented by a talented, highly responsive workforce. These core assets allow the Company to design, assemble, install and service dispensing equipment that intends to provide the Company with uniquely beneficial capabilities to meet the needs of its dispensing customers.

MARKET FOCUS

         The Company has set a strategy to focus all of its existing resources on its paint dispensing and juice dispensing product lines. These product lines represent the Company's primary product development efforts during the past four years. Revenues and profits from these lines may be reinvested to develop additional applications for dispensing systems. The Company will consider new development only under strict financial guidelines including advance customers' commitments necessary to defray development expenses.

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

------------------------

Products Paint & Coatings (Cont.)

Royal Match(R) is state-of-the-art technology designed to provide many years of inexpensive operating use with the following:

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

Modular Configuration:  Up to 18 colorant reservoirs                   Customer flexibility over the long run. System
in 5, 7, or 9 quart capacities.                                        matches customers needs.
Includes electronic inventory fill level monitoring.                   Automatic notification of product shortages.
                                                                       Prevents dispense if sufficient colorant amounts
                                                                       are unavailable.

Automatic, simultaneous dispense.                                      Eight ingredients dispensed at a time for
                                                                       efficient store operation.

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


Electronic self-calibration                                            System automatically adjusts during constant
                                                                       recycle for changes in colorant rheology,
                                                                       including: temperature and viscosity.

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

                                                                       --Internet ready, allowing for electronic ordering,
                                                                         diagnosis and troubleshooting by modem.

         The Company has designed Royal Match(R) with its Check Mate(R) operating software to displace existing, mechanical displacement dispensing systems. The Company has adapted the applicability of Royal Match(R) to range from the highest volume paint seller to the small operator who wants to modernize. The Company has focused its marketing efforts in the U.S. and Western Europe.

ITEM 1.  BUSINESS (cont.)
-------  ----------------

         The Company has great confidence in its paint dispensing products and service organization. The Company is currently in discussions with customers that represent a majority of the domestic market, although the Company has no assurance of sales. Units are installed and running or being specially prepared for further testing at True Value, I.C.I., Wal-Mart, Akzo Nobel and others. During the last year, the Company has enjoyed a continuing relationship with The Home Depot as evidenced by renewed service agreements.

         A 30-day, free trial program of the Royal Match(R) colorant system has resulted in the sale of 53 units to ten smaller, independent paint companies. To date, most of the customers who have evaluated the products have purchased the equipment.

         During the fiscal years ended April 30, 2000, and April 24, 1999, paint product and service sales to The Home Depot represented 25%, and 52% of total Company revenues, respectively.

         The Company assembles its own equipment from standard industry parts and custom assemblies made to the Company's specifications. The Company does not foresee any shortage of materials needed to meet the demand of its customers.

Beverage

         The Company currently assembles and markets two types of beverage dispensers: juice and liquor.

         Virtual Squeeze(R) is designed to be a complete fruit-juice program being marketed primarily to the health care industry by major foodservice companies, independent beverage companies and directly by the Company. The package includes state-of-the-art, proprietary dispensing equipment, shelf-stable bag-in-the box fruit-juice concentrates and service.

         The joint venture agreement with Damon Industries, through which the Company previously marketed the Virtual Squeeze(R) program, was terminated on December 31, 1998. The Company is now solely responsible for all aspects of the juice program. The fiscal year ended April 30, 2000 is the first complete fiscal year with Virtual Squeeze operations being consolidated with the Company's financials. Damon Industries remains a vendor of juice concentrates.

         Direct marketing efforts during the year in Northeast Ohio have resulted in the naming and utilization of approved and ongoing distribution by SYSCO Foods, Alliant Foodservice, Avalon Distributing and Tasty Pure Foods. The direct placement of units in this market and the support of the committed distributors has generated significant interest in the marketplace. The unique features of the program and attention to customer service have earned a loyal customer base and have provided a blueprint for new market introduction.

         The Company's electronically brix-controlled, high-volume, automatic system is capable of consecutively pouring 400, four ounce drinks chilled to under 40(Degree). This dispenser adds 30 inches of kitchen counter space. Built-in "dishwasher-like" mandatory, periodic internal sanitization functionality ensures safety and freshness while extending the reliability and useful life of the dispenser. The button-actuated, patented nozzle inside the convenient, moveable wand dispenses water and concentrate simultaneously and repeatedly for up to six flavors. The space saving unit is totally self-contained--electronics, power supply, compressor, chiller, and bins for up to six bags of concentrate--all fitting within the small footprint. Automatically blending two juices at a time provides an expanded universe of flavors.

         Other important aspects of the Virtual Squeeze(R) program are:

Features                                                               Benefits
--------                                                               --------
Large capacity chilling for drinks dispensed well below 40(Degree).    Designed to meet requirements
                                                                       of State and Federal
                                                                       regulatory agencies regarding
                                                                       serving temperature and
                                                                       cleanliness. Allows for pour
                                                                       and serve operations,
                                                                       eliminating the need to chill
                                                                       prior to serving.

Semi automatic mandatory sanitization set every 28 days.               Management and State
                                                                       inspectors are assured of the
                                                                       safe dispensing of juice and
                                                                       hydration products.

Shelf stable 200 oz. bag-in-box juice stored at room                   Bags are easy to handle, juice
temperature with capability to blend any two flavors.                  is high quality and easily
                                                                       dispensed, minimizing labor
                                                                       and product waste. Eliminates
                                                                       the need for refrigerated or
                                                                       frozen storage.

Self contained unit includes bag storage, increased                    Designed for large volume
counter space, with movable or stationary wand for hands free          juice consumption. Kitchen
pouring, portion control and auto-dispense.                            space is maximized while
                                                                       adding productivity and
                                                                       efficiency to serving duties.

-------  ----------------

         Program summary:

--Customer receives state-of-art dispenser, installation, and maintenance at no charge for use with Virtual Squeeze juice.

--Help desk support for all customers--80% of calls answered without service dispatch.

--Virtual Squeeze(R) juice delivered to customers by foodservice, independents and the Company.

--Customer enjoys high tech package and competitive prices for juice and hydration products.

         The Company's immediate goal is the penetration of skilled nursing facilities within the institutional juice market. In addition, an opportunity also exists for hospitals, government facilities, prisons, military installations and schools.

         Because of the nature of the former joint venture with Damon Industries, there is only one full year consolidation of sales and expenses in the Company's financial statements. Financial results for the joint venture, prior to January 1, 1999, are included as Equity in Loss of Joint Venture. The Virtual Squeeze(R) juice program has generated total revenues of $421,309 during the fiscal year ended April 30, 2000. This compares to total revenues of $344,000 for the fiscal year ended April 24, 1999.

         The Company's UltraBar(R) liquor dispensing system pours multi-ingredient drinks quickly and consistently. Advantages of the system include: speed, accuracy, cash and inventory accountability, and control of theft, spillage, over-pours and giveaways.

         Sales of UltraBar(R) products accounted for 8.7%, 3.2% and 5.2%, of total Company revenues in FY 2000, FY 1999, and FY 1998, respectively.

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

         Service sales accounted for 66.8%, 52.2%, and 11.4% of total Company revenues in FY 2000, FY 1999 and FY 1998, respectively.

SALES BACKLOG

         As of April 30, 2000 the sales order backlog (un-shipped product orders) was $260,000. As of April 24, 1999 the sales order backlog was $44,000.

INTERNATIONAL SALES

         Revenues from international sales were 6% of sales for fiscal 2000, and 3% for fiscal 1999. Primary international sales efforts center on liquor equipment to Canada and Royal Match(R) colorant dispensers to Western Europe.

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

------------------------

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

HUMAN RESOURCES

         As of July 14, 2000, the Company had 25 full-time employees. This compares to 26 full-time employees at the same time last year. The workforce has stabilized since the current focus on the commercialization of the existing products was implemented. The employees are not represented by a union. Temporary workers are utilized in the production process as needed. A highly qualified labor pool exists in the immediate geographic area should the Company need to expand its workforce.

PATENTS

         The Company has consistently sought patent protection for its proprietary technology and products. To date, 24 patents are outstanding and an additional one is pending. Patent coverage of our dispensing technology is broad. Research and development expenditures for the fiscal years 2000, 1999, and 1998 were $127,000, $124,000, and $691,000, respectively. These significantly reduced expenditures have been possible because of the focus strategy implemented to concentrate on paint and juice dispensing, which are basically developed.

Entities & Fiscal Year

         The Company is comprised of three legal entities: the parent (public entity)--ABC Dispensing Technologies, Inc., (a Florida corporation) (OTC BB:ABCC), the operating subsidiary--ABC Dispensing Technologies, Inc. (an Ohio corporation), and a second subsidiary that holds the patents--ABC Tech Corp. (an Ohio corporation). ABC was formed in 1972.

         The Company has changed its fiscal year end to April 30 to more closely align closing periods with its major customers and vendors. This change increased the number of days included in the financial statements from 364 calendar days to 370 calendar days in the period ended April 30, 2000. An estimate of the impact of this six day change on a performance basis yields sales of $12,000, gross margin of $2,000, and allocated selling, general and administration expenses of $18,000 resulting in a net loss of $16,000.

ITEM 2. PROPERTIES
------------------

         The Company owns a single floor building of approximately 18,400 square feet of office, laboratory, and production space located in Akron, Ohio. The property is encumbered by a mortgage in favor of an institutional lender. The principal balance of the mortgage was $231,000 as of April 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is subject to routine litigation incidental to its business. The Company's most significant matters are as follows.

         1. Tetrad Electronics, Inc. v. ABC Dispensing Technologies, Inc. in the Summit County Common Pleas Court was instituted on December 14, 1998. Tetrad Electronics is a vendor of the Company and alleges a total of $92,000 is due. The Company has agreed to terms with the plaintiff and is making monthly payments of $5,000 to satisfy this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of FY 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
MATTERS
-------

A.       PRICE RANGE OF COMMON STOCK
         ---------------------------

The Company's common stock currently trades on the Bulletin Board of the Over the Counter Market under the symbol ABCC. The Company was de-listed from the NASDAQ Small-Cap Market on October 7, 1998, as a result of an increase in NASDAQ's equity requirements. The table below shows the range of bid prices of the common stock for the last two years as reported by Over the Counter (OTC) Market and NASDAQ reflecting inter-dealer prices, without retail mark-up or markdowns, or commissions (and may not necessarily represent actual transactions).

Common Stock (ABCC):
-------------------------------------------------------------------------------------------------------------------
Year Ended April 30, 2000 Prices:                                                              High Bid     Low Bid
-------------------------------------------------------------------------------------------------------------------
02/01/99 - 04/30/00(Fourth Quarter)                                                              $17/32      $ 1/8
11/01/99 - 01/31/00 (Third Quarter)                                                               15/64       5/64
08/26/99 - 10/31/99 (Second Quarter)                                                              19/64        1/8
04/25/99 - 07/31/99 (First Quarter)                                                               27/64       5/32

Common Stock (ABCC):
-------------------------------------------------------------------------------------------------------------------
Year Ended April 24, 1999 Prices:                                                              High Bid     Low Bid
-------------------------------------------------------------------------------------------------------------------
01/24/99 - 04/24/99 (Fourth Quarter)                                                            $  9/32     $  7/64
10/25/98 - 01/23/99 (Third Quarter)                                                               35/64        9/64
07/26/98 - 10/24/98 (Second Quarter)                                                              31/32        4/32
04/26/98 - 07/25/98 (First Quarter)                                                               28/32       20/32

B.       APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
         ---------------------------------------------

                                                                                      Approximate Number of
                                                                                         Record Holders
                                 Title of Class                                        as of July 14, 2000
                                 --------------                                        -------------------
                          Common Stock, $.01 par value                                  Approximately 1,100

C.       DIVIDENDS
         ---------

         The Company has never paid a dividend on common stock and has no current plans to do so. Future policy for common stock dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.

D.       EQUITY SALES
         ------------

         The Company issued Series A Preferred Stock, a 9% convertible cumulative redeemable instrument that is convertible into Common Stock at a price of $1.00 per share. At conversion, each Preferred Share will entitle the holder to warrants to purchase the same number of shares of Common Stock at a price of $1.25 per share. For the fiscal year ended April 30, 2000, the Company issued no shares and for the fiscal year ended April 24, 1999, the Company issued 25 shares generating gross proceeds of $313,000.

         --------------------

         The Company issued Series B Preferred Stock, a 9% convertible cumulative redeemable instrument that is convertible into Common Stock at a price of $0.75 per share and is identical to Series A Preferred Stock in all other aspects. The Company issued no shares for the fiscal year ended April 30, 2000 and for the fiscal year ended April 24, 1999, the Company issued 24 shares generating gross proceeds of $300,000.

         The Company issued Series C Preferred Stock, a 9% convertible cumulative redeemable instrument with a conversion price of $0.25 per share. There are no warrants attached to this issuance. The Company issued no shares for the fiscal year ended April 30, 2000 and during the fiscal year ended April 24, 1999, the Company issued 37 shares generating gross proceeds of $370,000.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

FOR THE FISCAL                            APRIL 30,         APRIL 24,       APRIL 25,          APRIL 26,        APRIL 27,
YEARS ENDED:                                2000              1999             1998              1997             1996
--------------------------------------------------------------------------------------------------------------------------
REVENUES (a)                            $ 2,184,000        $1,710,000       $5,299,000        $3,073,000       $5,312,000

NET LOSS                                $(1,080,000)      $(2,204,000)     $(2,028,000)      $(2,968,000)     $(1,324,000)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                    19,084,100        17,774,000       17,230,000        17,074,000       16,414,000

NET LOSS PER SHARE -
  BASIC AND DILUTED                           (0.08)           $(0.15)          $(0.13)           $(0.18)          $(0.08)

TOTAL ASSETS                             $2,720,000        $2,622,000       $3,294,000        $3,350,000       $4,020,000

LONG-TERM OBLIGATIONS                    $2,267,000          $233,000         $257,000          $283,000         $294,000

STOCKHOLDERS' EQUITY                    $(1,013,000)        $(139,000)      $1,003,000        $1,635,000       $1,085,000

DIVIDENDS DECLARED
PER SHARE OF COMMON STOCK                      $-0-              $-0-             $-0-              $-0-             $-0-

RESEARCH & DEVELOPMENT (a)                 $127,000          $124,000         $691,000          $629,000         $714,000

(a) Research & Development costs for fiscal years 1996, and 1997 include costs subject to reimbursement under various agreements. The amounts earned under these agreements are included in revenues for the respective years.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

RESULTS OF OPERATIONS

Fiscal 2000 compared to Fiscal 1999

         The net loss for FY 2000 was $1,080,000 representing a decreased loss of $1,124,000, or 51.0% from the net loss of $2,204,000 for FY 1999. The net loss for the fourth quarter of FY 2000 decreased $244,000, or 52.8%, to $218,000 from the $462,000 net loss for the fourth quarter of the prior year. The full year decreased loss is primarily due to a 27.7 percent increase in sales and significant cost reductions enacted during the year. The fourth quarter (FY 2000 vs FY 1999) loss improvement is primarily due to an increase in sales of $353,000 or 90.1 percent and cost reduction initiatives taken during the year.

Revenues                                           FY 2000               FY 1999
                                                   -------               -------
         Equipment Sales - Net                 $   724,000            $   818,000
         Service Revenues                        1,460,000                892,000
                                               -----------            -----------
         Total                                 $ 2,184,000            $ 1,710,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (Cont.)
---------------------

         Revenues (Cont.)

         Equipment sales for FY 2000 decreased $94,000, or 11.5% from FY 1999. The decrease is primarily due to the completion of a significant order of the Royal Match(R) product line during the first half of FY 1999. Beverage equipment sales for FY 2000 increased $6,000, or 4.3% from FY 1999. This slight increase is due to additional business generated in FY 2000 from the U.S. Government. Equipment sales for the fourth quarter (FY 2000 vs FY 1999) increased $277,000, or 182%. The increase is due to a significant order being completed in the fourth quarter of FY 2000.

         Juice sales in FY 2000 were $421,000, a monthly average of $35,110. Juice sales per month, for the four months of FY 1999 after the Joint Venture was terminated, averaged $23,425 Juice sales prior to the termination of the joint venture were not consolidated, because of the nature of the joint venture agreement. Prior to January 1, 1999, the financial results for the joint venture are included as Equity in Loss of Joint Venture.

         Service revenues for FY 2000 increased $568,000, or 63.7%, over FY 1999. The increase is due to a $175,000 increase in service agreement revenue generated from paint units and increased juice sales of $328,000. Service revenues for the fourth quarter for FY 2000 increased by $76,000, or 25.9%, over the FY 1999. This was due primarily to an increase of $14,000 in service agreement revenue on Royal Match(R) paint colorant dispensers, increased juice sales of $14,000, and increased installation revenue of $22,000.

Gross Margins                                  FY 2000        FY 1999
                                               -------        -------

                  Equipment                      54.6%           31.4%
                  Service                        33.7%           (9.2)%
                                                 -----          ------
                  Total                          40.6%           10.2%

         For FY 2000, gross margins as a percentage of sales on equipment increased by 23.2 percentage points. This improvement is a result of price improvement exceeding the higher costs associated with lower production levels.

         For FY 2000, gross margins as a percentage of service revenues increased 42.9 percentage points. This is a result of higher juice revenues and margins, and a higher utilization of service personnel.

General and Administrative

         General and Administrative expenses decreased $264,000, or 16.3%, to $1,359,000. This has resulted from expense reduction programs, primarily payroll related, that were initiated during FY 1999 and FY 2000.

Selling and Marketing expenses

         Selling and marketing expenses decreased $81,000, or 21.7%, to $292,000. This decrease is due to lower payroll and benefit costs of $29,000 and lower allocation of administrative resources due to a reorganization of the marketing function.

Research and Development expenses

         For the Fiscal Year 2000, Research and Development expenses increased $3,000, or 2.4%, to $127,000. This increase is attributable to development efforts associated with the Check Mate(R) software systems required with the Royal Match(R) product line.

Interest expense

         Interest expense increased $1,000 or 0.5%, to $190,000 for FY 2000. This was due to notes issued to finance operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS (Cont.)
-----------------------------

Other income

         For Fiscal Year 2000, other income decreased $114,000 to $1,000 compared to $115,000 for the fiscal year 1999. This was due to the liquidation of the joint venture assets being included in FY 1999 results and amortization of the value of warrants issued in return for a five year extension of short term notes payable.

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

Revenues                                           FY 1999               FY 1998
                                                   -------               -------

                  Equipment Sales-Net           $  818,000            $4,694,000
                  Service Revenues                 892,000               605,000
                                                ----------            ----------
                  Total                         $1,710,000            $5,299,000

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

         Service revenues for FY 1999 increased $287,000, or 47.4%, over FY 1998. The increase is due to a $372,000 increase in service agreement revenue generated from paint units that were sold in FY 1998 and juice sales for January through April of $117,000. These increases were partially off-set by lower installation revenues that are generated with most new paint equipment sales. Service revenues for the fourth quarter of FY 1999 increased by $112,000, or 61.5%, over the FY 1998. This was due primarily to an increase of $87,000 in service agreement revenue on Royal Match(R) paint colorant dispensers, and juice sales for the quarter of $91,000. These increases were partially off-set by lower installation revenues that are generated with most new paint equipment sales.

Gross Margins                                             FY 1999      FY 1998
                                                          -------      -------

                  Equipment                                 31.4%       30.5%
                  Service                                   (9.2)%       5.5%
                                                           ------     -------
                  Total                                     10.2%       27.6%

         For FY 1999, gross margins as a percentage of sales on equipment increased by 0.9 percentage points. This modest improvement is a result of price improvement exceeding the higher costs associated with lower production levels.

         For FY 1999, gross margins as a percentage of service revenues decreased 14.7 percentage points. This is a result of higher employee costs needed to service the expanding customer base of the Royal Match(R) products. Many of these employee costs are due to new technicians being trained in our technol

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (cont.)
----------------------

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

Selling and Marketing expenses

         Selling and marketing expenses decreased $83,000, or 18.2% to $373,000. This decrease is due primarily to reorganization of the management structure of the sales force.

Research and Development expenses

         For the FY 1999, Research and Development expenses decreased $567,000, or 82.1%, to $124,000. This decline is directly attributable to development completion of the juice and Royal Match(R) products. Development efforts have continued in the CheckMate(R) software systems associated with the Royal Match(R) product line.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------ -------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance increased to $163,000 as of April 30, 2000 from $65,000 at April 24, 1999. Operations for FY 2000 used cash of $1,375,000 which resulted from a net loss of $1,080,000, and net increases in operating assets of $63,000, plus depreciation and amortization and non-cash charges of $149,000, and decreases in net operating liabilities of $507,000. Net cash used in investing activities was $3,000. Net cash provided by financing activities was $1,476,000. The cash provided by financing activities is mainly attributable to notes payable increases of $1,500,000. The Company currently has no material commitments for capital expenditures.

         Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and equity derivative instruments and the private issuance of a short and long term notes payable.

         In August of 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999, and again until December 31, 2000. In September, 1999, The Company renegotiated most of the short term notes payable to five (5) year 10% APR Promissory Notes that come due on August 1, 2004. These notes are collatoralized with the intellectual property of The Company. The Company anticipates using proceeds of equity offerings, additional extensions or other re-financing options to satisfy the notes..

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------ -------------------------------------------------------------------------
OF OPERATIONS
-------------

2000 Audit

         Grant Thornton, LLP has audited the consolidated balance sheet of the Company as of April 30, 2000, and the related consolidated statement of operations, cash flows and stockholders' equity for the year ended April 30, 2000. In their report of July 13, 2000, to the Board of Directors and to the Company, Grant Thornton LLP stated that the financial statements have been prepared assuming that the Company will continue as a going concern. However, their report states that the "history of operating losses and limited capital resources raise substantial doubt" about the Company's ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements).

IMPACT OF YEAR 2000

         There were no major unforseen complications concerning the Year 2000. Network and Software upgrades prevented any significant operating issues to materialize.


ITEM 7A.  DISCLOSURES ABOUT MARKET RISK
--------  -----------------------------

         There are no material risk elements associated with foreign currency, interest rates and commodity prices. The building mortgage is the only variable interest rate contract and does not present a material risk to the Company.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                                               PAGE NO.
-------------------------------------------------------------------------------------------------------------------------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                                           15

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of April 30, 2000 and April 24, 1999                                                 16

         Consolidated Statement of Operations for the Years ended April 30, 2000,
            and April 24, 1999, and April 25, 1998                                                                           17

         Consolidated Statement of Cash Flows for the Years ended April 30, 2000,
            and April 24, 1999, and April 25, 1998                                                                           18

         Consolidated Statement of Stockholders' Equity/(Deficit) for the Years ended
            April 30, 2000, and April 24, 1999, and April 25, 1998                                                           19

         Notes to Consolidated Financial Statements                                                                       20-29

SUPPLEMENTARY DATA
Schedule II-Valuation and Qualifying Accounts                                                                                30


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Certified Public Accountants




The Board of Directors and Stockholders
ABC Dispensing Technologies, Inc.

We have audited the accompanying consolidated balance sheets of ABC Dispensing Technologies, Inc. and Subsidiaries as of April 30, 2000 and April 24, 1999, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended April 30, 2000. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABC Dispensing Technologies, Inc. and Subsidiaries at April 30, 2000 and April 24, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



                                                              GRANT THORNTON LLP


Cleveland, Ohio
July 13, 2000



                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                  April 30, 2000       April 24, 1999
----------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                    $   163,000              $     65,000
         Accounts receivable, less allowance for doubtful accounts
           of $33,000 in 2000 and $60,000 in 1999                                         306,000                   202,000
         Inventories (Note 4)                                                           1,281,000                 1,497,000
                                                                                        ---------                 ---------
                  Total current assets                                                  1,750,000                 1,764,000

Property, plant and equipment  (Notes 5 and 11)                                           662,000                   745,000

Other assets:
         Intangible assets, less accumulated amortization of
          $495,000 in 2000 and  $640,000 in 1999                                           17,000                    22,000
         Other                                                                            143,000                    91,000
                                                                                          -------                 ---------
                                                                                          160,000                   113,000
                                                                                          -------                  --------

Total Assets                                                                          $ 2,572,000              $  2,622,000
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
         Current portion of long-term debt                                            $    19,000              $     25,000
         Short-term notes payable (Note 5)                                                175,000                   725,000
         Accounts payable                                                                 409,000                   885,000
         Accrued liabilities:
           Accrued interest                                                               226,000                    67,000
           Employee compensation and benefits                                              82,000                   134,000
           Warranty reserve                                                                18,000                   157,000
           Other                                                                          235,000                   171,000
         Deferred income                                                                  302,000                   364,000
                                                                                          -------                   -------
                  Total current liabilities                                             1,466,000                 2,528,000
                                                                                        ---------                 ---------

Long-term debt (Note 5)                                                                 2,119,000                   233,000

Stockholders' equity/(deficit) (Notes 7, 9):
         Preferred Stock - Series A, 9% cumulative;
          authorized 840 shares 399 shares issued
          and outstanding
         Series B, 9% cumulative authorized 160 shares
          24 shares issued and outstanding
         Series C, 9% cumulative authorized 200 shares
          37 shares issued and outstanding
          Total Preferred Stock                                                         5,608,000                 5,608,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 21,888,336 and 17,936,483 shares issued 2000
           and 1999, respectively                                                         219,000                   179,000
         Additional paid-in capital                                                    20,654,000                19,768,000
         Accumulated deficit                                                        (  27,492,000)            (  25,674,000)
                                                                                    -------------             -------------
                                                                                       (1,011,000)            (     119,000)
         Less Treasury Stock at Cost                                                       (2,000)
         Less notes receivable - stockholders                                                   -             (      20,000)
                                                                                    -------------           ---------------
            Total Stockholders' Equity/(Deficit)                                    (   1,013,000)            (     139,000)
                                                                                    -------------            --------------
Total Liabilities and Stockholders' Equity/(Deficit)                                 $  2,572,000              $  2,622,000
----------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.



                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Years Ended
                                                             ---------------------------------------------------------------
                                                                  April 30,                  April 24,           April 25,
                                                                    2000                       1999                 1998
                                                             ---------------------------------------------------------------
Revenues:
         Equipment Sales                                         $   724,000              $   818,000            $4,694,000
         Service revenues                                          1,460,000                  892,000               605,000
                                                                   ---------               ----------            ----------
                                                                   2,184,000                1,710,000             5,299,000

Cost and expenses:
         Cost of equipment sold                                      329,000                  703,000             3,604,000
         Service expenses                                            968,000                  975,000               632,000
         General and administrative                                1,359,000                1,623,000             1,742,000
         Selling and marketing                                       292,000                  373,000               456,000
         Research and development                                    127,000                  124,000               691,000
                                                                  ----------               ----------            ----------
                                                                   3,075,000                3,798,000             7,125,000
                                                                   ---------                ---------             ---------

Loss from operations                                              (  891,000)            (  2,088,000)           (1,826,000)

Other income (expense)
         Interest expense                                         (  190,000)            (    189,000)           (  160,000)
         Equity in loss of joint venture                                   -             (     42,000)           (   67,000)
         Other, net                                                    1,000                  115,000                25,000
                                                                       -----                 --------                ------
                                                                  (  189,000)            (    116,000)           (  202,000)
                                                                 -----------            -------------           -----------

Net loss                                                         $(1,080,000)            $( 2,204,000)          $(2,028,000)
                                                                 -----------             ------------           -----------
---------------------------------------------------------------------------------------------------------------------------


Net loss per share - Basic and Diluted                           $ (    0.08)            $(     0. 15)          $(     0.13)
---------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes


                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year ended
                                                            ------------------------------------------
                                                             April 30,     April 24,         April 25,
                                                                2000         1999              1998
                                                            ------------------------------------------
Operating activities:
--------------------
Net loss                                                    $(1,080,000)   $(2,204,000)   $(2,028,000)

      Adjustments to reconcile net loss to net cash
         used in operating activities:                               --
         Deprecation and amortization                           118,000        175,000        386,000
         (Gain) / Loss on disposal of asset                                    ( 1,000)         6,000
         Gain on termination of Joint Venture)                       --       ( 79,000)
         Loss on equity investment in Joint Venture                  --         42,000         67,000
         Warrants issued for services                            31,000
        Treasury stock issued as compensation
         for legal services                                          --             --         37,000

      Changes in operating assets and liabilities:
         Receivables                                           (104,000)       513,000      ( 381,000)
         Inventories                                            216,000       (159,000)       141,000
         Other assets                                           (49,000)      ( 21,000)        75,000
         Accounts payable                                      (477,000)       236,000       (228,000)
         Accrued liabilities                                     32,000       ( 58,000)        98,000
         Deferred income                                        (62,000)       103,000        233,000
                                                            -----------    -----------    -----------

      Total adjustments                                        (295,000)       751,000        434,000
                                                            -----------    -----------    -----------

Net cash used in operating activities                        (1,375,000)    (1,453,000)    (1,594,000)

Investing activities
--------------------
      Purchases of property, plant, and equipment                (3,000)        (3,000)    (    6,000)
      Additions to patent                                            --             --     (   33,000)
      Proceeds from sale of equipment                                --          4,000          1,000
      Investment in Joint Venture                                    --             --     (  255,000)
                                                            -----------    -----------    -----------

Net cash used in investing activities                            (3,000)         1,000     (  293,000)

Financing activities:
--------------------
      (Payments) /Proceeds from Line of Credit - Net                 --       (201,000)       199,000
      Proceeds from private placement of
        Stock - Net                                                  --        982,000      1,282,000
      Proceeds from private placement of
        notes payable                                         1,500,000        390,000        335,000
      Repayment of long term debt                               (24,000)       (35,000)    (   37,000)
      Proceeds from collection of stockholders receivable            --         25,000          6,000
      Proceeds from stock issued for exercise of stock
        options and warrants                                         --          5,000          8,000
                                                            -----------    -----------    -----------

Net cash provided by financing activities                     1,476,000      1,166,000      1,793,000
                                                            -----------    -----------    -----------

Net increase/(decrease) in cash and cash equivalents             98,000    (   286,000)   (    94,000)
Cash and cash equivalents at beginning of year                   65,000        351,000        445,000
                                                            -----------    -----------    -----------

Cash and cash equivalents at end of year                    $   163,000    $    65,000    $   351,000
                                                            -----------    -----------    -----------

                             See accompanying notes

                        ABC DISPENSING TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

         Years ended April 30, 2000, April 24, 1999, and April 25, 1998

                                                         Common
                                           Number of      Stock                 Additional                       Notes
                                           Shares of     $.01 Par  Preferred     Paid-in       Accumulated    Receivable-  Treasury
                                         Common Stock     Value      Stock       Capital         Deficit     Stockholders    Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 26, 1997                 17,114 279  $ 171,000  $ 3,388,000 $ 19,014,000   $(20,850,000)  $    (51,000)    (37,000)

     Preferred Stock private
        placement (Note 9)                                         1,287,000

Commissions on Preferred Stock                                                     (5,000)

     Preferred Stock Dividend
       (Note 9)                              469,704      5,000                   381,000       (386,000)

     Warrants Outstanding -
        Original Issue Discount (Note 5)                                           63,000

     Exercise of Stock Options                 7,515                                8,000

     Collection on notes receivable-
          stockholders                                                                                            6,000

     Net loss                                                                                 (2,028,000)

     Issuance of Treasury Stock
       (35,000 shares) issued for
       legal services received                                                                                               37,000

Balance at April 25, 1998                 17,591,498  $ 176,000 $ 4,675,000  $ 19,461,000   $(23,264,000)   $   (45,000)  $       0
------------------------------------------------------------------------------------------------------------------------------------

     Preferred Stock private
       Placement (Note 9)                                           983,000

     Commissions on Preferred Stock                                                (1,000)

     Preferred Stock Dividend
       (Note 9) -                            274,985      3,000                   203,000       (206,000)
     Warrants Outstanding
        Original Issue Discount (Note 5)                                           50,000

     Exercise of Stock Warrants               20,000                                5,000

     Collection on notes receivable
          Stockholders                                                                                           25,000

     Net loss                                                                                 (2,204,000)

Preferred Stock Conversion                    50,000                (50,000)       50,000

Balance at April 24, 1999                 17,936,483  $ 179,000 $ 5,608,000  $ 19,768,000   $(25,674,000)   $   (20,000)  $       0
------------------------------------------------------------------------------------------------------------------------------------

     Warrants issued for services
       and debt                                                                   206,000

     Preferred Stock Dividend
       (Note 9)                            3,951,853     40,000                   698,000       (738,000)

     Acquire Treasury Stock
       upon cancellation of stockholders
       notes receivable                                                           (18,000)                       20,000      (2,000)

     Net loss                                                                                 (1,080,000)

Balance at April 30, 2000                 21,888,336  $ 219,000 $ 5,608,000  $ 20,654,000   $(27,492,000)   $         0   $  (2,000)
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Business description

ABC Dispensing Technologies, Inc. (the "Company"), a Florida Corporation, designs proprietary dispensing systems to dispense and blend liquids, powders and other ingredients to a uniform, specification with a high degree of accuracy. The Company provides training, installation and product service and also custom designs and assembles its own proprietary dispensing equipment to meet the needs of its customers which are located primarily in the United States. The Company is currently focusing its marketing efforts on the Beverage and Paint Industries.

2.       Significant accounting policies

         Year End - In fiscal year 2000, to more closely align closing periods with its major customers and vendors, the Company changed its fiscal year end from a 52-53 week period ending on the Saturday closest to April 30 to an April 30th year end. This change has increased the number of days included in the financial statements from 364 calendar days in the 52 week period ended April 24, 1999 to 370 calendar days in the period ended April 30, 2000.

         References to the years 2000, 1999 and 1998 refer to fiscal years ended April 30, 2000, April 24, 1999 and April 25, 1998, respectively

         Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, ABC Dispensing Technologies, Inc. (an Ohio Corporation) and ABC Tech Corp. Significant inter-company transactions and balances have been eliminated in consolidation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Flow Statements - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For the years ended April 30, 2000, April 24, 1999, and April 25, 1998, interest paid approximated $31,000 $143,000 and $160,000, respectively.

         Financial Instruments - The carrying value of the Company's cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates and carrying value approximates fair market value at April 30, 2000.

         Inventories - Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

         Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation is provided primarily by use of the straight-line method over the estimated useful lives of the assets, which are three, five and seven years for machinery and equipment and thirty years for buildings.

         Intangible Assets - Intangible assets consist of patents and purchased selling rights which are recorded at cost. Amortization is provided using the straight-line method over a period of five years or less.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Significant accounting policies (Cont.)

         Revenue Recognition - Revenue on equipment sales is recognized when the product is shipped and the title transfers. Revenue for development services and for service and support is recognized when the service is performed unless there is a service contract. Revenue from service contracts is recognized ratably over the contract term, generally one year. Royalty income is recognized in accordance with the terms of the royalty agreement, which generally provides that royalties are based on units shipped.

         Major Customer - Revenues from The Home Depot, Inc. were 25%, 52% and 89% of total revenues for the years ended April 30, 2000, April 24, 1999 and April 25, 1998, respectively. The Company has no unfilled equipment purchase orders from The Home Depot but anticipates to continue servicing the installed equipment base.

         Provision for Warranty Claims - Estimated warranty costs are provided at the time of sale of the warranted products.

         Stock-Based Compensation - The Company grants stock options for a fixed number of shares to employees and members of the board of directors generally with an exercise price equal to the fair value of the shares at the date of grant. As permitted by Statement of Financial Accounting Standards No. 123, (SFAS 123), "Accounting for Stock Based Compensation", the Company is recognizing compensation expense related to employee stock options pursuant to Accounting Principles Board Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees". However, as required by SFAS 123, the Company is disclosing what the effects on net loss would have been had it adopted the fair value approach prescribed by SFAS 123. The effects on net loss and net loss per share had the Company adopted the expense recognition of SFAS 123, are shown in note 7. Stock warrants granted to consultants and others are accounted for using the fair value approach of SFAS 123.

         Segment Reporting - Effective October 1998, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates in only one business segment and, therefore, adoption of this standard has no effect on the Company's financial disclosures. The Company's chief operating decision maker is the chief executive officer who reviews a single set of financial data that encompasses the Company's entire operation for the purpose of making operating decisions and assessing performance.

3.       Going concern uncertainty

         The Company has reported a net loss for each year of operation since its inception except for 1989, and as of April 30, 2000 has an accumulated deficit of $27,492,000. The Company had negative cash flow from operating activities of $1,375,000, $1,453,000, and $1,594,000 for the years ended April 30, 2000, April 24, 1999, and April 25, 1998, respectively. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been able to raise $6,573,000 in capital from private investors over the past four years through private placements of both preferred and common stock. The Company raised $1,500,000 during the fiscal year ended April 30, 2000 using interest bearing Notes Payable. The Company is continuing its efforts to raise capital. The Company hopes to satisfy its short-term (i.e., the next 12-month period) capital requirements with the use of proceeds from the private placement of its 9% Convertible Commutative Preferred Stock and notes payable. The Company is currently attempting to raise additional capital through an offering of such Preferred Stock. The exact terms of this offering have not been finalized. The Company hopes to satisfy its longer term capital needs with additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Going concern uncertainty (Cont.)

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

4.       Inventories

         At April 30, 2000 and April 24, 1999, inventories consisted of the following:

                                                                                     2000                             1999
                                                                           --------------------                -----------------
Raw Materials                                                                       $  742,000                        $  907,000
Work-in-process                                                                        225,000                           275,000
Finished goods                                                                         314,000                           315,000
                                                                           --------------------                -----------------
                                                                                    $1,281,000                        $1,497,000
                                                                           ====================                =================

The above amounts are net of an obsolescence reserve of $479,000 and $474,000 at April 30, 2000 and April 24, 1999, respectively.

5.       Financing arrangements

         At April 30, 2000 and April 24, 1999, long-term debt consisted of the following:

                                                                                   2000                              1999
                                                                            --------------------               -----------------
Note payable to bank                                                                $ 231,000                        $244,000
Note payable - Private party                                                        1,902,000                               -
(Less unamortized discount of $148,000 FY 2000)
Other                                                                                   5,000                          14,000
                                                                            --------------------               -----------------
                                                                                    2,138,000                         258,000
Less amounts due within one year                                                      (19,000)                       ( 25,000)
                                                                            --------------------               -----------------
Total long-term debt                                                               $2,119,000                         $233,000
                                                                            ====================               =================

         The note payable to bank, which is secured by the Company's headquarters facility, has an adjustable interest rate (9.03% at April 30, 2000) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $4,013 are payable monthly with a final payment of $143,000 due October 1, 2005. At April 30, 2000, the collateralizing facility and improvements thereto have a net book value of $424,000.

         On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004. These notes are collatoralized with the intellectual property of the Company. In return for converting the short term note to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at then current market price of $.10 per share. The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions: A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%. A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes.

         Maturities of long-term debt for the four years subsequent to April 30, 2000 are as follows: 2001--$19,000; 2002--$19,000; 2003--$19,000,
2004--$2,071,000 and 2005--$23,000.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Financing arrangements (Cont.)

Short Term Notes Payable

         In August, 1997 the Company began issuing notes payable through a private placement in multiples of $12,500, or fractions thereof. The notes accrue interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company further extended the maturity date through negotiations with the note-holders until December 31, 1999, and again until December 31,2000. Attached to the notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The warrants have been valued at $63,000 using the Black-Scholes option pricing model using the following weighted-average assumptions: a risk free interest rate of 6.37% and expected volatility of 82%. A total of 124,000 warrants were issued in consideration for extending the initial maturity date, per the terms of the notes, the Company issued to each note-holder an additional 5,000 warrants to purchase common stock of the Company at a price of $1.25. The warrants have been valued at $50,000 using the Black-Scholes option pricing model, using the following weighted-average assumptions: a risk free interest rate of 6.50% and expected volatility of 287%. A total of 134,000 warrants were issued to satisfy this extension. In August, 1999 the Company renegotiated $1,660,000 of these notes to a five (5) year, 10% APR Promissory Note as described above.

         During the year ended April 24, 1999, The Company began issuing notes payable through a private placement in multiples of $10,000 or fractions thereof. The notes accrue interest at a rate of 10% with principal and interest paid at maturity. A total of $390,000 were issued with $260,000 using the building as collateral and $130,000 using the technology of the Company as collateral. These notes were renegotiated to a five (5) year, 10% APR Promissory Note as described above.

6.       Income taxes

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Company assets and liabilities.

         The components of the Company's deferred income taxes at April 30, 2000 and April 24, 1999 are as follows:


                                            2000            1999
                                         -----------    -----------

Net operating loss carry-forwards        $ 9,125,000    $ 8,752,000
Inventories                                  239,000        237,000
Other                                         80,000        273,000
                                         -----------    -----------
Total deferred tax asset                   9,444,000      9,262,000
Valuation allowance for deferred taxes    (9,444,000)    (9,262,000)
                                         -----------    -----------
  Net deferred taxes                     $         0    $         0
                                         ===========    ===========


At April 30, 2000 and April 24, 1999, the Company had Federal net operating loss carry-forwards for tax reporting purposes of approximately $24,000,000 and $23,000,000, respectively. The net operating loss carry-forwards expire in the years 2000 to 2014. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded. The change in the valuation allowance for fiscal years 2000, 1999 and 1998 was $182,000, $1,161,000, and
$868,000, respectively.

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

         A summary of the Company's stock option plans and employee stock warrants, and related information for the years ended April 30, 2000, April 24, 1999, and April 25, 1998, is as follows:

                                                    2000                         1999                            1998
                                          ---------------------------    ------------------------       -----------------------
                                                          Weighted                    Weighted                      Weighted
                                                           Average                     Average                       Average
                                            Shares     Exercise price     Shares   Exercise price       Shares   Exercise price
                                          ---------    --------------    --------  --------------       ------   --------------
Outstanding - beginning of year            2,074,085    $    0.94        1,898,219     $     1.39     1,518,323   $     1.68
                                           =========

     Granted                               1,162,900    $    0.21          700,000     $     . 23       611,000   $     1.07
     Exercised                                     0                                   $                 (7,515)  $     1.00
     Canceled                               (306,500)   $    1.08         (524,134)    $     1.62      (223,589)  $     2.05
                                            ---------                     ---------                    ---------

Outstanding - end of year                  2,930,485    $    0.64        2,074,085     $     . 94     1,898,219   $     1.39
                                           =========                     =========                    =========

Exercisable at end of year                 2,034,085    $    0.81        1,230,085     $     1.25     1,302,219   $     1.48
                                           =========                     =========                    =========

Available for grant                        1,736,796                     1,623,796                    1,379,662
                                           =========                     =========                    =========

Weighted average fair value of options
     granted during the year                            $    0.17                      $     0.22                 $     0.74


         The following table summarizes information about stock options and employee stock warrants outstanding and exercisable by price range as of April 30, 2000:

                                                            Outstanding                               Exercisable
                                        ---------------------------------------------       ------------------------------
                                                           Weighted
                                                            Average
                                                           Remaining         Weighted                        Weighted
                                                          Contractual         Average                         Average
Range of exercise prices                  Shares             Life         Exercise Price     Shares        Exercise Price
------------------------                 --------       --------------    --------------     --------      --------------
   $0.10 - $1.125                         2,208,639          7.64           $   0.38          1,312,239           $ 0.46

   $1.25 - $1.46                            677,194          1.47           $   1.34            677,194           $ 1.34

   $2.06 - $3.38                             44,652          1.52           $   2.75             44,652           $ 2.75

                                          2,930,485                                           2,034,085
                                          =========                                           =========


                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Common stock (Cont.)

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

         The Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years ending April 30, 2000, April 24, 1999 and April 25, 1998, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                                      2000                       1999                      1998
                                                    --------                  ---------                   ------
Risk-free interest rate                                6.28%                     6.50%                     6.37%

Dividend yield                                            0 %                       0 %                       0 %

Volatility                                               96%                      287%                       82%

Average life                                      7.15 years                    5 Years                   5 Years

         Using the Black-Scholes methodology, the total value of options granted during fiscal 2000, 1999 and 1998 was $292,000, $126,000, and $257,000
respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                                      April 30, 2000        April 24, 1999        April 25, 1998
                                                      --------------        --------------        --------------
     Net Loss                    As reported             $ (1,080,000)       $ (2,204,000)         $ (2,028,000)

                                 Pro forma               $ (1,372,000)      $  (2,330,000)         $ (2,285,000)

     Basic and Diluted
     Earnings per share          As reported                  $ (0.08)            $ (0.15)              $ (0.13)

                                 Pro forma                    $ (0.10)            $ (0.16)              $ (0.16)


                        ABC DISPENSING TECHNOLOGIES, INC.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants
--------

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

On February 12, 1999, the Company granted 600,000 warrants exercisable at $.20 per share to Charles M. Stimac, Jr., President and CEO.

On June 30, 1999, the Company granted 100,000 warrants exercisable at $.20 per share for compensation of consulting services.

On July 15, 1999, the company granted 12,500 warrants exercisable at $0.28 per share to an employee of the Company.

On September 1, 1999 the company granted 529,400 warrants to all current employees based on service and salary at an exercise price of $0.20 per share. These warrants vest over a period of 3 years.

On September 1, 1999 the company granted 100,000 warrants exercisable at $0.20 per share to each member of the Board of Directors. These include: Frank Vaughn, Norbert Lewandowski, Herbert Luxenburg, William L. Shanklin, and Charles M. Stimac Jr.

On December 15, 1999 the company granted 2,500,000 warrants exercisable at $0.10 per share to a current investor in return for a five year extension of existing Notes Payable.

On December 31, 1999 the company granted 100,000 warrants exercisable at $0.20 per share for compensation of consulting services.

On February 24, 2000 the Company granted 100,000 warrants exercisable at $0.28 per share to an employee of the Company.

Stock warrants granted to consultants and other non-employees are accounted for using the fair value approach of SFAS 123. The following is a summary of stock warrants issued for services and debt:

                                    FY 2000                               FY 1999                          FY 1998
------------------------ ------------ ---------------------- ------------ -------------------- ------------- --------------------
                           Shares       Weighted Average       Shares      Weighted Average    Shares        Weighted Average
                                         Exercise Price                     Exercise Price                   Exercise Price
------------------------ ------------ ---------------------- ------------ -------------------- ------------- --------------------
Outstanding -              2,081,500          $2.37            1,818,500          $2.58           2,032,500          $2.60
beginning of year
------------------------ ------------ ---------------------- ------------ -------------------- ------------- --------------------
Granted                    2,700,000          $.011              283,000          $1.06                 -0-            -0-
------------------------ ------------ ---------------------- ------------ -------------------- ------------- --------------------
Excercised                                                        20,000          $2.00             214,000          $2.00
------------------------ ------------ ---------------------- ------------ -------------------- ------------- --------------------
Outstanding -              4,781,500          $1.09            2,081,500          $2.37           1,818,500          $2.58
end of year
------------------------ ------------ ---------------------- ------------ -------------------- ------------- --------------------
Exercisable -              4,781,500          $1.09            2,081,500          $2.37           1,818,500          $2.58
end of year
------------------------ ------------ ---------------------- ------------ -------------------- ------------- --------------------

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Net loss per share

The following table sets forth the computation of net loss per share - basic and diluted:

                                                                                                Years Ended
                                                                       -----------------------------------------------------------
                                                                         April 30,               April 24,              April 25,
                                                                           2000                    1999                   1998
                                                                       -----------------------------------------------------------
Numerator:
  Net Loss                                                             $ (1,080,000)           $  (2,204,000)         $( 2,028,000)
  Preferred Stock Dividends                                                (503,000)                (441,000)             (243,000)
                                                                       -------------           -------------          ------------
  Numerator for net loss per share - loss attributable
    to common shareholders                                             $ (1,583,000)           $  (2,645,000)         $( 2,271,000)

Denominator:
Denominator for basic and diluted earnings
    per share - weighted-average shares                                   19,084,100              17,774,000            17,230,000
                                                                       -------------           -------------          ------------

Net loss per share -- basic and diluted                                $       (0.08)          $       (0.15)         $     ( 0.13)
                                                                       =============           =============          ============

         In the above computation of net loss per share, preferred stock dividends include dividends accumulated during the fiscal year on cumulative preferred stock. The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 7,771,985, 4,155,588, and 3,716,719 shares of Common Stock as of April 30, 2000, April 24, 1999, and April 25, 1998, respectively.

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

         As of April 30, 2000, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,938,000 to the Company.

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

         The Series B Preferred Stock is convertible at the option of the holder into Common Stock of the Company at a price of $.75 per share and is identical to Series A Preferred Stock in all other aspects. The Company has authorized 160 shares and sold 24 shares as of April 30, 2000, generating gross proceeds of $300,000.

         The Series C Preferred Stock is a $10,000 denomination, 9% convertible cumulative redeemable issue with a conversion price of $.25 per share. There are no warrants attached to this issuance. The Company has authorized 200 shares and sold 37 shares through April 30, 2000, generating gross proceeds of $370,000.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Preferred stock (Cont.)

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

         On June 11, 1999, the Company paid its February 1, 1999, Preferred Stock dividend requirement by issuing common stock. The total number of common shares issued for the dividend was 1,231,565. The shares were valued at $0.191 per share.

         On April 18, 2000, the Company paid its August 1, 1999, and February 1, 2000, Preferred Stock dividend requirements by issuing common stock. The total number of shares issued for August 1, 2000, was 924,408 and were valued at $0.2714 per share. The total number of shares issued for February 1,2000, was 1,795,880 and were valued at $0.1404 per share.

10.      Operating leases

         Aggregate rental expense for fiscal years 2000, 1999, and 1998 was $31,000, $45,000, and $53,000, respectively. The Company has no long term operating leases


11.      Property, plant and equipment

         Property, plant and equipment consisted of the following at April 30, 2000 and April 24, 1999:

                                                       2000                      1999
                                                   -----------              ------------
Land                                              $     57,000              $     57,000
Building and building improvements                     572,000                   572,000
Machinery and equipment                              1,123,000                 1,120,000
                                                  ------------              ------------
                                                     1,752,000                 1,749,000
Less accumulated depreciation                       (1,090,000)               (1,004,000)
                                                  ------------              ------------
                                                  $    662,000              $    745,000
                                                  ============              ============

12.      Retirement benefits

         The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution was approximately $12,000 in 2000, $15,000 in 1999, and $16,000 in 1998. The Company
has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      Litigation settlement/contingencies

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

14.      Joint venture agreement

         On June 25, 1997, the Company entered into an agreement with Damon Industries, a privately-owned national juice manufacturer with headquarters in Sparks, Nevada, to form the "Virtual Squeeze(R)" joint venture. The purpose of the joint venture was to provide shelf-stable juice products and state-of-the-art dispensing technology to health care facilities with high volume juice consumption. Under the agreement, the Company manufactured dispensing equipment and provided technical support to the joint venture, and Damon manufactured fruit juice and provided marketing and administrative support for the joint venture. The dispensing equipment was placed in a customer's facility at no charge providing the customer committed to purchasing all of its juice from the Virtual Squeeze(R). Resulting profits or losses from the juice sales were split equally by the Company and Damon.

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

15.      Subsequent events (Unaudited)

         Subsequent to fiscal year end, April 30, 2000, and through July 26, 2000, the Company has received $150,000 from the issuance of a promissory notes that bears interest 10% per annum. These funds will be used for necessary operating expenses.


                ABC DISPENSING TECHNOLOGIES, INC. (CONSOLIDATED)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A                                Column B    Column C         Column D     Column E
-------------------------------------------------------------------------------------------

                                                   Additions
                                      Balance at  Charged to                        Balance
                                       Beginning   Costs and                         at End
Description                            of Period    Expenses        Deductions    of Period
-------------------------------------------------------------------------------------------
Year ended April 30, 2000
-------------------------
Allowance for doubtful accounts        $  60,000   $  11,000        $  16,000(a)   $  33,000
                                       =========   =========        =========      =========
Allowance for inventory obsolescence   $ 474,000   $   5,000        $        (b)   $ 479,000
                                       =========   =========        =========      =========




Year ended April 24, 1999
-------------------------

Allowance for doubtful accounts        $  84,000   $ (22,000)       $   2,000(a)   $  60,000
                                       =========   =========        =========      =========

Allowance for inventory obsolescence   $ 909,000   $   5,000        $ 440,000(b)   $ 474,000
                                       =========   =========        =========      =========


Year ended April 25, 1998
-------------------------

Allowance for doubtful accounts        $ 191,000   $  39,000        $ 146,000(a)   $  84,000
                                       =========   =========        =========      =========

Allowance for inventory obsolescence   $ 838,000   $ 105,000        $  34,000(b)   $ 909,000
                                       =========   =========        =========      =========



(a)  Un-collectable accounts written off, net of recoveries.

(b)  Inventory written off and/or disposed of.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

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

         Mr. Herbert L. Luxenburg has been a Director of the Company since September, 1988.

         Mr. Norbert J. Lewandowski has been a Director of the Company since December 1998.

         Dr. William L. Shanklin has been a Director of the Company since December 1998.

         Mr. C. Rand Michaels resigned his position as director of the Company effective June 23, 1999.

         Mr. Frank E. Vaughn resigned his position as director of the Company effective February 2, 2000.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

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

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                ------------------------------------------------
                             AND REPORTS ON FORM 8-K
                             -----------------------


(a) The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

(b) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

3.1      Certificate of Incorporation of the Registrant.

3.2      By-law's of the Registrant.*

10.1 Employment agreement dated March 1, 1997 and between the Registrant and Charles M. Stimac,Jr.*

10.2     Form of Director Option Agreement dated October 30, 1998.

10.3     Amended 1995 Stock Option Plan.*

10.4 Amendment #1 to Employment agreement between the Registrant and Charles M. Stimac, Jr.

11.1 Statement regarding computation of per share earnings (see Item 8 of this Annual Report in Form 10-K).

21.1     Subsidiaries of the Registrant.*

27.      Financial Data Schedule (for S.E.C. electronic filing only)

         *Incorporated by reference to a similarly numbered exhibit to the registrants registration on form S-1 filed with the Commissior on April 8, 1998.

(c)      Current reports on Form 8-K during the quarter ended April 30, 2000.

         During the fourth quarter ended April 30, 2000, the Company filed no reports on Form 8-K.

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

     Name                                        Title                                               Date
     ----                                        -----                                               ----
     /S/                                         President & Director                                July ??, 2000
     ---------------------------
     Charles M. Stimac, Jr.


     /S/                                         Director                                            July ??, 2000
     ---------------------------
     Herbert L. Luxenburg


     /S/                                         Director                                            July ??, 2000
     ---------------------------
     Norbert J. Lewandowski


     /S/                                         Director                                            July ??, 2000
     ---------------------------
     William L. Shanklin