Form 10-Q
period 2000-09-08
ABC DISPENSING TECHNOLOGIES INC
filed 2000-09-13
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE  PERIOD
         ENDED JULY 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________   to
         ____________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


             FLORIDA                          59-2001203
--------------------------------- --------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)          Identification No.)


       451 KENNEDY ROAD  AKRON, OHIO               44305
-----------------------------------------       ------------
(Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (330) 733-2841

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:

                                COMMON STOCK,
                                PAR VALUE $.01
                               ----------------
                               (Title of class)


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

     Common Stock outstanding at September 8, 2000 was 21,888,336 shares.

                                      INDEX

               ABC DISPENSING TECHNOLOGIES, INC. AND SUBSIDIARIES

Part I   Financial Information                                          Page No.
--------------------------------------------------------------------------------

Item 1.  Condensed Financial Statements (Unaudited)

         Consolidated balance sheets - July 31, 2000 and April 30, 2000    3

         Consolidated statements of operations - Three months ended
         July 31,2000 and July 31, 1999                                    4

         Consolidated statements of cash flows -Three months ended
         July 31, 2000 and July 31, 1999                                   5

         Consolidated statement of stockholders' equity -
         Three months ended July 31, 2000                                  6

         Notes to consolidated financial statements                      7-9

Item 2.  Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operations                           10-12


Part II  Other Information
--------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A) Exhibits and Reports                                         13



Signature                                                                 14

                        ABC DISPENSING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                  JULY 31, 2000       APRIL 30, 2000
---------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                    $    32,000               $   163,000
         Accounts receivable, less allowance for doubtful accounts
           of $34,000 as of July 31 and $33,000 as of April 30                            233,000                   306,000
         Inventories (Note 3)                                                           1,329,000                 1,281,000
                                                                                       ----------                ----------
         Total current assets                                                           1,594,000                 1,750,000

Property, plant, and equipment                                                            628,000                   662,000

Other assets:
         Intangible assets, less accumulated amortization of
           $495,000 as of July 31 and April 30                                             17,000                    17,000
         Other                                                                            103,000                   143,000
                                                                                       ----------                ----------
                                                                                          120,000                   160,000
                                                                                       ----------                ----------

TOTAL ASSETS                                                                          $ 2,342,000               $ 2,572,000
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities

         Current portion of long-term debt                                           $     19,000              $     19,000
         Short-term notes payable (Note 4)                                                175,000                   175,000
         Accounts payable                                                                 458,000                   409,000
         Accrued liabilities:
         Accrued interest                                                                 282,000                   226,000
         Employee compensation and benefits                                                81,000                    82,000
         Warranty reserve                                                                  14,000                    18,000
         Other                                                                            203,000                   235,000
         Deferred income                                                                  294,000                   302,000
                                                                                       ----------                ----------
         Total current liabilities                                                      1,526,000                 1,466,000

Long-term debt (Note 4)                                                                 2,221,000                 2,119,000

Stockholders' equity/(deficit) (Note 6):
         Preferred Stock - Series A, 9% cumulative;
          authorized 840 shares 399 shares issued
          and outstanding
         Series B, 9% cumulative authorized 160 shares
          24 shares issued and outstanding
         Series C, 9% cumulative authorized 200 shares
          37 shares issued and outstanding                                              5,608,000                 5,608,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 21,888,336  shares issued                                              219,000                   219,000
         Additional paid-in capital                                                    20,654,000                20,654,000
         Accumulated deficit                                                          (27,884,000)              (27,492,000)
                                                                                       ----------                ----------
                                                                                       (1,403,000)               (1,011,000)
         Less notes receivable - stockholders                                              (2,000)                   (2,000)
                                                                                                                 ----------
            Total Stockholders' Equity/(Deficit)                                       (1,405,000)               (1,013,000)
                                                                                       ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                                 $  2,342,000              $  2,572,000

                             See accompanying notes.
                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                Three Months Ended         Three Months Ended

                                                                  JULY 31, 2000                JULY 31, 1999
-------------------------------------------------------------------------------------------------------------

Revenues:
         Equipment sales                                        $     58,000                $     60,000
         Service revenues                                            329,000                     296,000
                                                                  ----------                  ----------
                                                                     387,000                     356,000

Cost and expenses:
         Cost of equipment sold                                       44,000                      28,000
         Service expenses                                            259,000                     217,000
         General and administrative                                  336,000                     396,000
         Selling and marketing                                        70,000                      75,000
         Research and development                                     37,000                      19,000
                                                                  ----------                  ----------

                                                                     746,000                     735,000
                                                                  ----------                  ----------

Loss from operations                                                (359,000)                   (379,000)


Other income (expense)
         Interest expense                                            (68,000)                    (32,000)
         Other, net                                                   35,000                           -
                                                                  ----------                  ----------
                                                                     (33,000)                     32,000)
                                                                  ----------                  ----------


Net loss                                                        $   (392,000)               $   (411,000)
                                                                  ----------                  ----------


Net loss per share - Basic and Diluted (Note 5)                 $      (0.02)               $      (0.03)
                                                                  ----------                  ----------

                             See accompanying notes.
                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                              Three Months Ended

                                                                     July 31, 2000         July 31, 1999
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities:                                $ (231,000)           $ (477,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant, and equipment
      Investment in joint venture                                              -                     -
                                                                         -------               --------

Net cash used in investing activities                                          -                     -

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from private placement                                          -                     -
      Proceeds from collection of stockholders receivables                     -                 1,000
      Proceeds/(repayment) of notes payable                              100,000               420,000
                                                                         -------               -------

Net cash provided by financing activities                                100,000               421,000
                                                                         -------               -------

Net decrease in cash and cash equivalents                               (131,000)              (56,000)
Cash and cash equivalents at beginning of year                           163,000                65,000
                                                                         -------               -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   32,000            $    9,000
                                                                         =======               =======

                             See accompanying notes.
                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (Three months ended July 31, 2000 unaudited)

                                     Number of          Stock                         Additional       Accumulated
                                     Shares of        $.01 Par       Preferred          Paid-in          Deficit         Treasury
                                    Common Stock        Value           Stock           Capital                            Stock


Balance at April 30, 2000          21,888,336         $219,000       $5,608,000      $20,654,000      $(27,492,000)       $(2,000)
                                  ------------------------------------------------------------------------------------------------



     Net loss                                                                                             (392,000)

                                  ------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2000           21,888,336         $219,000       $5,608,000      $20,654,000      $(27,884,000)       $(2,000)
----------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.
                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Information as of July 31, 2000 and for the
                 three months ended July 31, 2000 is unaudited)


         The accompanying, unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended July 31, 2000, are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 4, 2000.

1.       SIGNIFICANT ACCOUNTING POLICIES

         In fiscal year 2000, the Company changed its fiscal year end from a 52-53 week period ending on the Saturday closest to April 30 to an April 30 year end, to more closely align closing periods with its major customers and vendors. This change has increased the number of days included in the financials for the three months ending July 31, 1999, from 91 calendar days to 97 calendar days. An estimate of the impact of this six day change on a proforma basis yields sales of $12,000, gross margin of $2,000 and allocated selling, general and administrative expenses of $18,000 resulting in a net loss of $16,000.

2.       GOING CONCERN UNCERTAINTY

         The Company has reported a net loss for each year of operation since its inception except for 1989, and as of July 31, 2000, has an accumulated deficit of $27,884,000. The Company had negative cash flow from operating activities of $1,375,000, $1,453,000, and $1,594,000 for the years ended April 30, 2000, April 24, 1999, and April 25, 1998, respectively. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

         Management recognizes the Company must generate additional funds to ensure continuation of operations. The Company has been able to raise $6,573,000 in capital from private investors over the past four years through private placements of both preferred and common stock. The Company raised $1,500,000 during the fiscal year ended April 30, 2000 using interest bearing Notes Payable. The Company is continuing in it efforts to raise capital. The Company hopes to satisfy its short-term (i.e., the next 12-month period) capital requirements with the use of proceeds from the private placement of its 9% Convertible Cumulative Preferred Stock and notes payable. The Company is currently attempting to raise additional capital through an offering of its Convertible Preferred Stock. The exact terms of this offering have not been finalized. The company hopes to satisfy its longer term capital needs with additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all. Further, there can be no assurance, assuming the Company does successfully raise additional capital, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the consolidated financial statements.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of July 31, 2000 and for the three
                    months ended July 31, 2000 is unaudited)

3.       INVENTORIES

         At July 31, 2000 and April 30, 2000, inventories consisted of the following:

                                                                                   July 31, 2000              April 30, 2000
                                                                                ------------------           ------------------
Raw Materials                                                                           $  770,000                   $  742,000
Work-in-process                                                                            230,000                      225,000
Finished goods                                                                             329,000                      314,000
                                                                                ------------------           ------------------
                                                                                        $1,329,000                   $1,281,000
                                                                                ==================           ==================
The above amounts are net of obsolescence reserves of $479,000 at both July 31,
2000 and April 30, 2000.

4.       FINANCING ARRANGEMENTS

        At July 31, 2000 and April 30, 2000, long-term debt consisted of the following:
                                                                                     July 31, 2000               April 30, 2000
                                                                                ------------------           ------------------
Note payable to bank                                                                    $  226,000                   $  231,000
Note payable - Private party                                                             2,010,000                    1,902,000
(Less  unamortized  discount  of  $140,000  and  $148,000  for July and  April respectfully)
Other                                                                                        4,000                        5,000
                                                                                ------------------           ------------------
                                                                                         2,240,000                    2,138,000
Less amounts due within one year                                                           (19,000)                     (19,000)
                                                                                                             ------------------
Total Long-term debt                                                                    $2,221,000                   $2,119,000
                                                                                ------------------           ------------------

         The note payable to bank, which is secured by the Company's headquarters facility, has an adjustable interest rate (9.03% at July 31, 2000) which may not increase or decrease by more than 3% once every three years.

         On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004. These notes are collatoralized with the intellectual property of the Company. In return for converting the short term note to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at the then current market price of $.10 per share. The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions: A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%. A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes. During the quarter ended July 31, 2000, the Company raised an additional $100,000 of capital using this long term Promissory Note.

5.       NET LOSS PER SHARE

         The following table sets forth the computation of net loss per share -- basic and diluted:

                                                                                                  3 MONTHS ENDED
                                                                                     --------------------------------------
                                                                                          July 31,               July 31,
                                                                                            2000                  1999
Numerator:
  Net Loss                                                                          $    (392,000)          $     (411,000)
  Preferred Stock Dividends                                                                    (-)                (223,000)
                                                                                     ------------            -------------
  Numerator for net loss per share - loss attributable
    to common shareholders                                                          $    (392,000)          $     (643,000)
Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares                                                21,888,336               19,168,049
                                                                                     ------------            -------------
Net loss per share -- basic and diluted                                             $       (0.02)          $        (0.03)
                                                                                     ============            =============

         The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 7,771,985 and 5,287,500 shares of Common Stock as of July 31, 2000 and July 31, 1999, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of July 31, 2000 and for the three
                    months ended July 31, 2000 is unaudited)

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

         As of July 31, 2000, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,988,000 to the Company.

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

         On April 18, 2000 the Company paid its August 1, 1999 and February 1, 2000, Preferred Stock dividend requirements by issuing common stock. The total number of shares issued for August 1, 1999 was 924,408 and were valued at $0.2714 per share. The total number of shares issued for February 1, 2000, was 1,795,880 and were valued at $0.1404 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 2000 COMPARED TO THE QUARTER ENDED JULY 31, 1999

         The net loss for the three months ended July 31, 2000 was $392,000, a decrease of $19,000, or 4.6% over the net loss of 411,000 for the three months ended July 31, 1999.

REVENUES                                    Three Months Ended
                                   ------------------------------------
                                    July 31,                   July 31,
                                      2000                       1999

Equipment sales                    $   58,000                $   60,000
Service revenues                      329,000                   296,000
                                    ---------                 ---------
   Total                           $  387,000                $  356,000
                                    =========                 =========

         Equipment sales for the first three months of fiscal 2001, ending July 31, 2000 decreased $2,000, or 3.3%, over the same period of the prior year. Sales of paint colorant dispensers decreased $38,000. Sales of the Royal Match(R) painT colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance. Sales of beverage equipment increased $35,000, the Company is not actively marketing its beverage equipment but is supporting dealer sales in Canada and accepting orders from domestic customers.

         Service revenues for the first three months of fiscal 2001 increased $33,000, or 11.1% from the same period of the prior year. The increase is due to higher juice sales of $106,000, a $17,000 increase or 19.6% above the first three months of fiscal 2000 and higher service contract revenues of $5,000 on Royal Match(R) paint colorant dispensers .

GROSS MARGINS                                 Three Months Ended
                                          --------------------------
                                          July 31,          July 31,
                                            2000              1999

Equipment                                   20.8%             34.8%
                                            ====              ====
Service                                     41.4%              9.6%
                                            ====               ===
   Total                                    38.3%             13.6%
                                            ====              ====

         For the first three months of fiscal 2001 gross margin as a percentage of sales on equipment decreased 14 points over the same period of the prior year. The decrease resulted from lower margins obtained from dealer sales of its beverage equipment and lower Royal Match(R) paint colorant dispenser sales.

         For the first three months of fiscal 2001 gross margin as a percentage of service revenues increased 31.8 points over the same period of the prior year. The increase is attributable to lower service labor and benefit costs and lower parts costs that were associated with refitting the Royal Match(R) paint colorant dispensers with automatic nozzle cappers.

GENERAL AND ADMINISTRATIVE

         For the first three months of fiscal 2001 general and administrative expenses decreased $60,000, or 15.1%, to $336,000, as compared to the same period of fiscal 2000. This was due to headcount reductions and allocation of administrative resources to marketing and direct product related activities.

SELLING AND MARKETING EXPENSES

         For the first three months of fiscal 2001 selling and marketing expense decreased $5,000, or 6.7%, to $70,000, down from $75,000 for the same period of FY 2000. The decrease is due primarily to reorganization of the management structure of the sales force.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

         For the first three months of fiscal 2001, research and development expenses increased $18,000, or 94.7%, to $37,000. The increase is due to a reallocation of existing resources into software enhancement efforts required to modify the Royal Match(R) paint dispensing system to meet the needs of new customers.

INTEREST EXPENSE

         For the first three months of fiscal 2001 interest expense increased $36,000, or 112.5%, to $68,000. This is a result of higher notes payable balances.

OTHER INCOME

         Other income increased $35,000, to $35,000 for the first three months of fiscal 2001 and represents the reversal of prior year adjustments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased to $32,000 as of July 31, 2000 from $163,000 at April 30, 2000. Operations for the three months ended July 31, 2000 required cash of $231,000, a decrease of $246,000, or 51.6%, when compared to the three months ended July 31, 1999. The $231,000 use of cash was caused by a net loss of $392,000 offset by decreased receivables of $73,000, increased accounts payable of $49,000 and depreciation and amortization of $34,000.

         Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and debt instruments. During the fiscal year ended April 30, 2000, the Company generated $1,500,000 from the private issuance of Notes payable.

         In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999. On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004. These notes are collatoralized with the intellectual property of the Company. In return for converting the short term note to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at the then current market price of $.10 per share. The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions: A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%. A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes. During the quarter ended July 31, 2000, the Company raised an additional $100,000 of capital using this long term Promissory Note. As of July 31, 2000, the Company has issued notes in the aggregate of $2,325,000. The Company anticipates using proceeds of equity offerings, additional extensions or other re-financing options to satisfy the notes..

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

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

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

PART II - OTHER INFORMATION

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

(a) The financial statements listed on the index set forth in Item 1 of this Quraterly report on Form 10-Q are filed as part of this Quarterly Report.

(b) The following exhibits are incorporated by reference herein or annexed to this quarterly report:

3.1      Certificate of Incorporation of the Registrant.

3.2      Bylaws of the Registrant.*

10.1 Employment agreement dated March 1, 1997 by and between the Registrant and Charles M. Stimac, Jr.*

10.2     Form of Director Option Agreement dated October 30, 1998.

10.3     Amended 1995 Stock Option Plan.*

10.4 Amendment #1 to Employment agreement between the Registrant and Charles M. Stimac, Jr.

11.1 Statement regarding computation of per share earnings (see Financial Statements at Item 1 of this Quarterly Report on Form 10-Q).

27.      Financial Data Schedule (for S.E.C. electronic filing only)

         * Incorporated by reference to a similarly numbered exhibit to the retgistrants registration on form S-1 filed with the Commission on April 8, 1998.

(c)      Current reports on Form 8-K during the quarter ended July 31, 2000..

         During the first quarter of Fiscal 2001, the Company filed no reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ABC DISPENSING TECHNOLOGIES, INC.



Date: September 12, 2000                /s/ Charles M. Stimac, Jr.
                                       -----------------------------------------
                                            Charles M. Stimac, Jr.
                                            President/CEO