Form 10-Q
period 2000-10-31
ABC DISPENSING TECHNOLOGIES INC
filed 2000-12-15
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED OCTOBER 31, 2000

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                  59-2001203
    ----------------------------------------              ---------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

       451 KENNEDY ROAD   AKRON, OHIO                          44305
    ----------------------------------------                 ---------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (330) 733-2841

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.01
                         ------------------------------
                                (Title of class)

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

     Common Stock outstanding at November 28, 2000 was 23,269,976 shares.

                                      INDEX

               ABC DISPENSING TECHNOLOGIES, INC. AND SUBSIDIARIES

Part I   Financial Information                                                                                        Page No.
-----------------------------------------------------------------------------------------------------------------------------------
Item 1.  Condensed Financial Statements (Unaudited)

         Consolidated balance sheets - October 31, 2000 and April 30, 2000                                                   3

         Consolidated statements of operations - Six months ended October 31, 2000 and
         October 31, 1999, and the three months ended October 31, 2000 and October 31, 1999                                  4

         Consolidated statements of cash flows - Six months ended October 31, 2000 and Oct. 31, 1999                         5

         Consolidated statement of stockholders' equity - Six months ended October 31, 2000                                  6

         Notes to consolidated financial statements                                                                        7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                           10-14


Part II  Other Information
-----------------------------------------------------------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A) Exhibits and Reports                                                                                           15



Signature                                                                                                                   16


                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                                              OCTOBER 31, 2000         APRIL 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                $       103,000             $     163,000
         Accounts receivable, less allowance for doubtful accounts
           of $36,000 as of October 31 and $33,000 as of April 30                         121,000                   306,000
         Inventories (Note 3)                                                           1,279,000                 1,281,000
                                                                                        ---------                 ---------
         Total current assets                                                           1,503,000                 1,750,000

Property, plant, and equipment                                                            602,000                   662,000

Other assets                                                                              127,000                   160,000
                                                                                          -------                   -------

TOTAL ASSETS                                                                      $     2,232,000             $   2,572,000
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
         Current portion of long-term debt                                        $        19,000            $       19,000
         Short-term notes payable (Note 4)                                                175,000                   175,000
         Accounts payable                                                                 404,000                   409,000
Accrued liabilities:
         Accrued interest                                                                 348,000                   226,000
         Employee compensation and benefits                                               109,000                    82,000
         Warranty reserve                                                                  11,000                    18,000
         Other                                                                            128,000                   235,000
         Deferred income                                                                  278,000                   302,000
                                                                                          --------                  -------
         Total current liabilities                                                      1,472,000                 1,466,000

Long-term debt (Note 4):                                                                2,524,000                 2,119,000
Stockholders' equity/(deficit) (Note 6):
         Preferred Stock - Series A, 9% cumulative; authorized 840 shares 399 shares issued and outstanding
         Series B, 9% cumulative authorized 160 shares
          24 shares issued and outstanding
         Series C, 9% cumulative authorized 200 shares
          37 shares issued and outstanding                                              5,608,000                 5,608,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 23,269,976  shares issued                                              233,000                   219,000
         Additional paid-in capital                                                    20,892,000                20,654,000
         Accumulated deficit                                                          (28,495,000)              (27,492,000)
                                                                                      -----------               -----------
                                                                                       (1,762,000)               (1,011,000)
         Less treasury stock at cost:                                                      (2,000)                   (2,000)
                                                                                                                   --------
            Total Stockholders' Equity/(Deficit)                                       (1,764,000)               (1,013,000)
                                                                                       -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                              $     2,232,000            $    2,572,000

 ----------------------------------------------------------------------------------------------------------------------------------

                                      3

 ----------------------------------------------------------------------------------------------------------------------------------
                            See accompanying notes.
                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           Six months and three months ended October 31, 2000 and 1999
                                   (Unaudited)

                                              SIX MONTHS ENDED                                THREE MONTHS ENDED
                                 OCTOBER 31, 2000          OCTOBER 31, 1999         OCTOBER 31, 2000         OCTOBER 31, 1999
                                 ----------------          ----------------         ----------------         ----------------
REVENUES:
Equipment sales                      $ 138,000                 $ 231,000                $  80,000                $ 171,000
Service revenues                       667,000                   690,000                  338,000                  394,000
                                      --------                   -------                  -------                  -------
Total revenues                         805,000                   921,000                  418,000                  565,000

COST AND EXPENSES:
Cost of equipment sold                 113,000                   162,000                   69,000                  134,000
Service expenses                       519,000                   449,000                  260,000                  232,000
General and administrative             653,000                   682,000                  317,000                  286,000
Selling and marketing                  136,000                   146,000                   66,000                   71,000
Research and development                72,000                    33,000                   35,000                   14,000
                                        ------                    ------                   ------                   ------

TOTAL COST AND EXPENSES:             1,493,000                 1,472,000                  747,000                  737,000
                                     ---------                 ---------                  -------                  -------

LOSS FROM OPERATIONS:                 (688,000)                 (551,000)                (329,000)                (172,000)

Other income (expense)                 (63,000)                  (78,000)                 (30,000)                 (46,000)

NET LOSS:                            $(751,000)                $(629,000)               $(359,000)               $(218,000)
                                     ----------                ----------               ----------               ----------

NET LOSS PER SHARE:
Basic and diluted (Note 5)           $  (0.05)                 $  (0.04)                $  (0.03)                $  (0.02)
                                       -------                   -------                  -------                  -------

                             See accompanying notes

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                              October 31, 2000        October 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities:                                $ (460,000)           $ (788,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant, and equipment                                              (3,000)
      Investment in joint venture                                              -                     -
                                                                   -------------             ---------

Net cash used in investing activities                                          -               (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from private placement                                          -                     -
      Proceeds from collection of stockholders receivables                     -                     -
      Proceeds/(repayment) of notes payable                              400,000               730,000
      Other                                                                                     70,000
                                                                         -------               -------

Net cash provided by financing activities                                400,000               800,000
                                                                         -------               -------

Net decrease in cash and cash equivalents                                (60,000)                9,000
Cash and cash equivalents at beginning of year                           163,000                65,000
                                                                         -------               -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  103,000            $   74,000
                                                                        ========               =======

-----------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (Six months ended October 31, 2000 unaudited)


                                  Number of          Stock                         Additional
                                  Shares of        $.01 Par       Preferred         Paid-in        Accumulated        Treasury
                                Common Stock         Value          Stock           Capital          Deficit           Stock

Balance at April 30, 2000       21,888,336         $219,000       $5,608,000      $20,654,000      $(27,492,000)       $(2,000)
                                -----------------------------------------------------------------------------------------------

Preferred stock dividend         1,381,640           14,000                           238,000          (252,000)

     Net loss                                                                                          (751,000)


BALANCE AT OCTOBER 31, 2000     23,269,976         $233,000       $5,608,000      $20,892,000      $(28,495,000)       $(2,000)





------------------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information as of October 31, 2000 and for the six months ended
                         October 31, 2000 is unaudited)

     The accompanying, unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended October 31, 2000, are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 4, 2000.

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

1.   SIGNIFICANT ACCOUNTING POLICIES

     In fiscal year 2000, the Company changed its fiscal year end from a 52-53 week period ending on the Saturday closest to April 30 to an April 30 year end, to more closely align closing periods with its major customers and vendors. This change has increased the number of days included in the financials for the six months ending October 31, 1999, from 91 calendar days to 97 calendar days. An estimate of the impact of this six day change on a performa basis yields sales of $12,000, gross margin of $2,000 and allocated selling, general and administrative expenses of $18,000 resulting in a net loss of $16,000.

2.   GOING CONCERN UNCERTAINTY

     The Company has reported a net loss for each year of operation since its inception except for 1989, and as of October 31, 2000, has an accumulated deficit of $28,495,000. The Company had negative cash flow from operating activities of $1,375,000, $1,453,000, and $1,594,000 for the years ended April 30, 2000, April 24, 1999, and April 25, 1998, respectively. For the six months ended October 31, 2000, the Company had negative cash flow from operating activities of $460,000 and $788,000 for the six months ended October 31, 1999. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

Management recognizes the Company must generate additional funds to ensure continuation of operations. The Company has been able to raise $6,573,000 in capital from private investors over the past four years through private placements of both preferred and common stock. The Company raised $1,500,000 during the fiscal year ended April 30, 2000 using interest bearing Notes Payable. The Company is continuing in it efforts to raise capital. The Company hopes to satisfy its short-term (i.e., the next 12-month period) capital requirements with the use of proceeds from the private placement of its 9% Convertible Cumulative Preferred Stock and notes payable. The Company is currently attempting to raise additional capital through an offering of its Convertible Preferred Stock. The exact terms of this offering have not been finalized. The company hopes to satisfy its longer-term capital needs with additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all. Further, there can be no assurance, assuming the Company does successfully raise additional capital, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the consolidated financial statements.

                        ABC DISPENSING TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information as of October 31, 2000 and for the six months ended
                         October 31, 2000 is unaudited)

3.   INVENTORIES

     At October 31, 2000 and April 30, 2000, inventories consisted of the following:

                                                             OCTOBER 31, 2000                APRIL 30, 2000
                                                             ----------------                --------------
Raw Materials                                                        $740,000                      $742,000
Work-in-process                                                       220,000                       225,000
Finished goods                                                        319,000                       314,000
                                                                      -------                       -------
TOTAL                                                              $1,279,000                    $1,281,000

The above amounts are net of obsolescence reserves of $479,000 at both October 31, 2000 and April 30, 2000.

4.   FINANCING ARRANGEMENTS

     At October 31, 2000 and April 30, 2000, long-term debt consisted of the following:

                                                             OCTOBER 31, 2000                APRIL 30, 2000
                                                             ----------------                --------------
Note payable to bank                                                 $223,000                      $231,000
Note payable - Private party                                        2,316,000                     1,902,000
(Less unamortized discount of $134,000 and $148,000 for
October and April respectfully)
Other                                                                   4,000                         5,000
                                                                        -----                         -----
                                                                    2,543,000                     2,138,000
Less amounts due within one year                                      (19,000)                      (19,000)
                                                                     --------                      --------

TOTAL LONG-TERM DEBT                                               $2,524,000                    $2,119,000
                                                                   ----------                    ----------

     The note payable to bank, which is secured by the Company's headquarters facility, has an adjustable interest rate (9.25% at October 31, 2000) which may not increase or decrease by more than 3% once every three years.

     On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004. These notes are collatoralized with the intellectual property of the Company. In return for converting the short term note to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at the then current market price of $.10 per share. The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions: A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%. A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes. During the six months ended October 31, 2000, the Company raised an additional $400,000 of capital using this long term Promissory Note.

5.   NET LOSS PER SHARE

     The following table sets forth the computation of net loss per share -- basic and diluted:

                                                         SIX MONTHS ENDED                             THREE MONTHS ENDED
                                            OCTOBER 31, 2000       OCTOBER 31, 1999        OCTOBER 31, 2000       OCTOBER 31, 1999
                                            ----------------       ----------------        ----------------       ----------------
NUMERATOR:
Net loss                                        $  (751,000)           $  (629,000)            $  (359,000)           $  (218,000)
Preferred Stock Dividends                          (252,000)              (226,000)               (252,000)              (226,000)
                                                   ---------              ---------               ---------              ---------
Numerator for net loss per share - loss
attributable to common shareholders             $(1,003,000)           $  (855,000)            $  (611,000)           $  (444,000)

DENOMINATOR:

Denominator for basic and diluted
Earnings/share-weighted-ave. shares              22,118,609             19,168,049              23,269,976             22,348,883
                                                 ----------             ----------              ----------             ----------

Net loss per share - basic diluted              $     (0.05)           $     (0.04)            $     (0.03)           $     (0.02)
                                                    -------                -------                 -------                -------

     The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 7,771,985 and 5,765,500 shares of Common Stock as of October 31, 2000 and October 31, 1999, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information as of October 31, 2000 and for the six months ended
                         October 31, 2000 is unaudited)

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

     As of October 31, 2000, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,988,000 to the Company.

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

     On October 3, 2000 the Company paid its August 1, 2000 Preferred Stock dividends requirements by issuing common stock. The total number of shares issued was 1,381,640 and were valued at $0.1826 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1999

     The net loss for the six months ended October 31, 2000 was $751,000, an increase of $122,000, or 19.4% over the net loss of $629,000 for the six months ended October 31, 1999.


REVENUES                                       Six Months Ended
                                    --------------------------------------
                                      October 31,              October 31,
                                         2000                     1999
                                         ----                     ----
Equipment sales                      $  138,000               $   231,000
Service revenues                        667,000                   690,000
                                       --------                 ---------
   Total                             $  805,000               $   921,000
                                       ========                  ========

     Equipment sales for the first six months of fiscal 2001, ending October 31, 2000 decreased $93,000, or 40.3%, over the same period of the prior year. Sales of paint colorant dispensers decreased $110,000. Sales of the Royal Match(R) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance and suggested list prices for the equipment has been decreased by approximately 35%. Sales of beverage equipment increased $17,000, or 19% over the same period of the prior year, the Company is not actively marketing its beverage equipment but is supporting dealer sales in Canada and accepting orders from domestic customers.

     Service revenues for the first six months of fiscal 2001 decreased $23,000, or 3.3% from the same period of the prior year. The decrease is due to a reduction in beverage parts of $15,000 and paint parts of $12,000.


GROSS MARGINS                                     Six Months Ended
                                            -----------------------------
                                            October 31,       October 31,
                                               2000              1999
                                               ----              ----
Equipment                                      16.3%             44.3%
                                               ====              ====
Service                                        36.6%             34.9%
                                               ====              ====
   Total                                       33.1%             37.1%
                                               ====              ====

     For the first six months of fiscal 2001 gross margin as a percentage of sales on equipment decreased 28 points over the same period of the prior year. The decrease resulted from lower list prices due to a change in pricing strategy implemented during fiscal 2001.

     For the first six months of fiscal 2001 gross margin as a percentage of service revenues increased 1.7 points over the same period of the prior year. The increase is attributable to lower service labor and benefit costs and lower parts costs.

GENERAL AND ADMINISTRATIVE

     For the first six months of fiscal 2001 general and administrative expenses decreased $29,000, or 4.3%, to $653,000, as compared to the same period of fiscal 2000. This was due to headcount reductions and allocation of administrative resources to marketing and direct product related activities.

SELLING AND MARKETING EXPENSES

     For the first six months of fiscal 2001 selling and marketing expense decreased $10,000, or 6.9%, to $136,000, down from $146,000 for the same period of FY 2000. The decrease is due primarily to reorganization of the management structure of the sales force.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

     For the first six months of fiscal 2001, research and development expenses increased $39,000, or 118.2%, to $72,000. The increase is due to a reallocation of existing resources into software enhancement efforts required to modify the Royal Match(R) paint dispensing system to meet the needs of new customers.

INTEREST EXPENSE

     For the first six months of fiscal 2001 interest expense increased $62,000, or 82.7%, to $137,000. This is a result of higher notes payable balances.

OTHER INCOME/(EXPENSE)

     For the first six months of fiscal 2001 other income improved $15,000 to a net expense of $63,000. Higher interest expense was off set by adjustments associated with prior year adjustments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1999

     The net loss for the three months ended October 31, 2000 was $392,000, an increase of $174,000, or 79.8% over the net loss of $218,000 for the three months ended October 31, 1999.


REVENUES                                         Three Months Ended
                                       --------------------------------------
                                       October 31,                October 31,
                                          2000                       1999

Equipment sales                         $   80,000                 $ 171,000
Service revenues                           338,000                   394,000
                                          --------                 ---------
   Total                                $  418,000                 $ 565,000
                                          ========                  ========

     Equipment sales for the three months of fiscal 2001, ending October 31, 2000 decreased $91,000, or 53.2%, over the same period of the prior year. Sales of paint colorant dispensers decreased $105,000. Sales of the Royal Match(R) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance and suggested list prices for the equipment has been decreased by approximately 35%. Sales of beverage equipment increased $14,000, or 13% over the same period of the prior year, the Company is not actively marketing its beverage equipment but is supporting dealer sales in Canada and accepting orders from domestic customers.

     Service revenues for the three months ending October 31, 2000 decreased $56,000, or 14.2% from the same period of the prior year. The decrease is due to a reduction in beverage parts of $23,000 and paint parts of $32,000.



GROSS MARGINS                                         Three Months Ended
                                                 -----------------------------
                                                 October 31,       October 31,
                                                    2000              1999

Equipment                                           13.1%             39.2%
                                                    ====              ====
Service                                             32.1%             36.7%
                                                    ====              ====
   Total                                            28.5%             37.5%
                                                    ====              ====

     For the three months ended October 31 of fiscal 2001 gross margin as a percentage of sales on equipment decreased 26.1 points over the same period of the prior year. The decrease resulted from lower list price decreases due to a change in pricing strategy implemented during fiscal 2001.

     For the three months ended October 31 of fiscal 2001 gross margin as a percentage of service revenues decreased 4.6 points over the same period of the prior year. The decrease is attributable to lower service labor revenues.

GENERAL AND ADMINISTRATIVE

     For the three months ended October 31 of fiscal 2001 general and administrative expenses increased $31,000, or 10.8%, to $317,000, as compared to the same period of fiscal 2000. This was due to a reallocation of existing resources.

SELLING AND MARKETING EXPENSES

     For the three months ended October 31 of fiscal 2001 selling and marketing expense decreased $5,000, or 7.0%, to $66,000, down from $71,000 for the same period of FY 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

     For the three months ended October 31 of fiscal 2001, research and development expenses increased $21,000, or 150%, to $35,000. The increase is due to a reallocation of existing resources into software enhancement efforts required to modify the Royal Match(R) paint dispensing system to meet the needs of new customers.

INTEREST EXPENSE

     For the three months ended October 31 of fiscal 2001 interest expense increased $26,000, or 60.5%, to $69,000. This is a result of higher notes payable balances.

OTHER INCOME/(EXPENSE)

     For the three months ended October 31 of fiscal 2001, other income improved $16,000, to a net expense of $30,000 from a net expense of $46,000 for the same period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased to $103,000 as of October 31, 2000 from $163,000 at April 30, 2000. Operations for the six months ended October 31, 2000 required cash of $460,000, a decrease of $328,000, or 41.6%, when compared to the six months ended October 31, 1999. The $460,000 use of cash was caused by a net loss of $751,000 offset by decreased receivables of $185,000, decrease accounts payable of $5,000 and depreciation and amortization of $60,000.

     Consistent with prior years, the Company's primary source of liquidity has been private placements of equity and debt instruments. During the fiscal year ended April 30, 2000, the Company generated $1,500,000 from the private issuance of Notes payable.

     In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999. On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004. These notes are collatoralized with the intellectual property of the Company. In return for converting the short term note to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at the then current market price of $.10 per share. The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions: A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%. A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes. During the quarter ended October 31, 2000, the Company raised an additional $300,000 of capital using this long term Promissory Note. As of October 31, 2000, the Company has issued notes in the aggregate of $2,450,000. The Company anticipates using proceeds of equity offerings, additional extensions or other re-financing options to satisfy the notes.

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

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a) The financial statements listed on the index set forth in Item 1 of this Quarterly report on Form 10-Q are filed as part of this Quarterly Report.

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

10.3      Amended 1995 Stock Option Plan.*

10.4 Amendment #1 to Employment agreement between the Registrant and Charles M. Stimac, Jr.

11.1 Statement regarding computation of per share earnings (see Financial Statements at Item 1 of this Quarterly Report on Form 10-Q).

27.       Financial Data Schedule (for S.E.C. electronic filing only)

         * Incorporated by reference to a similarly numbered exhibit to the registrants registration on form S-1 filed with the Commission on April 8, 1998.

(c) Current reports on Form 8-K during the quarter ended October 31, 2000.

          During the first quarter of Fiscal 2001, the Company filed no reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ABC DISPENSING TECHNOLOGIES, INC.
                                              ---------------------------------


Date:    SEPTEMBER 12, 2000                   /S/ CHARLES M. STIMAC, JR.
      ------------------------------          ----------------------------------
                                                   Charles M. Stimac, Jr.
                                                        President/CEO