Form 10-Q
period 2001-01-31
ABC DISPENSING TECHNOLOGIES INC
filed 2001-03-16
CIK 748103

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JANUARY 31, 2001

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                         Commission file number: 0-14922

                        ABC DISPENSING TECHNOLOGIES, INC.
           (Name changed from American Business Computers Corporation)
             (Exact name of registrant as specified in its charter)

                     Florida                                  59-2001203
             -------------------------------                 -----------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)               Identification No.)

             451 Kennedy Road   Akron, Ohio                  44305
             ------------------------------------------   --------
             (Address of principal executive offices)     (Zip Code)

         Registrant's telephone number, including area code:  (330) 733-2841

         Securities registered pursuant to Section 12(b) of the Act:NONE
                                                                   ----

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

          Common Stock outstanding at March 1, 2001 was 23,269,976 shares.

               ABC DISPENSING TECHNOLOGIES, INC. AND SUBSIDIARIES

Part I   Financial Information                                                                             Page No.
-------------------------------------------------------------------------------------------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - January 31, 2001 and April 30, 2000                              3

         Condensed consolidated statements of operations - Nine months ended January 31,2001
         and January 31, 2000 and three months ended January 31, 2001 and January 31, 2000                        4

         Condensed consolidated statements of cash flows - Nine months ended January 31, 2001
         and January 31, 2000                                                                                     5

         Condensed consolidated statement of stockholders' equity - Nine months ended
         January 31, 2001                                                                                         6

         Notes to condensed consolidated financial statements                                                  7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                11-15




Part II  Other Information
-------------------------------------------------------------------------------------------------------------------

Item 1.  (Not Applicable)

Item 2.  (Not Applicable)

Item 3.  (Not Applicable)

Item 4.  (Not Applicable)

Item 5.  (Not Applicable)

Item 6.  (A)  Exhibits and Reports                                                                               16



Signature                                                                                                        17


                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                           JANUARY 31, 2001            APRIL 30, 2000
---------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                    $    39,000               $   163,000
         Accounts receivable, less allowance for doubtful accounts
           of $21,000 as of January 31 and $33,000 as of April 30                          81,000                   306,000
         Inventories (Note 3)                                                           1,243,000                 1,281,000
                                                                                      -----------               -----------
         Total current assets                                                           1,363,000                 1,750,000

Property, plant, and equipment                                                            577,000                   662,000

Other assets                                                                              128,000                   160,000
                                                                                      -----------               -----------

TOTAL ASSETS                                                                           $2,068,000                $2,572,000
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
         Current portion of long-term debt                                            $    19,000               $    19,000
         Short-term notes payable (Note 4)                                                325,000                   175,000
         Accounts payable                                                                 356,000                   409,000
     Accrued liabilities:
         Accrued interest                                                                 423,000                   226,000
         Employee compensation and benefits                                               120,000                    82,000
         Warranty reserve                                                                   2,000                    18,000
         Other                                                                            118,000                   235,000
         Deferred income                                                                  188,000                   302,000
                                                                                      -----------               -----------
         Total current liabilities                                                      1,551,000                 1,466,000

Long-term debt                                                                          2,679,000                 2,119,000

Stockholders' equity/(deficit) (Note 6):
         Preferred Stock - Series A, 9% cumulative;
          authorized 840 shares, 399 issued,
          395 outstanding.
         Series B, 9% cumulative authorized 160 shares
          24 shares issued and outstanding.
         Series C, 9% cumulative authorized 200 shares
          37 shares issued and outstanding.                                             5,608,000                 5,608,000
         Common Stock, $.01 par value; authorized 50,000,000
          shares; 23,269,976 shares issued and outstanding
          at January 31, 2001 and 21,888,336 shares
          issued and outstanding at April 30, 2000                                        233,000                   219,000
         Additional paid-in capital                                                    20,892,000                20,654,000
         Accumulated deficit                                                          (28,893,000)              (27,492,000
                                                                                      -----------               -----------
                                                                                       (2,160,000)               (1,011,000
         Treasury stock at cost                                                            (2,000)                   (2,000
                                                                                      -----------               -----------
            Total Stockholders' Equity/(Deficit)                                       (2,162,000)               (1,013,000)
                                                                                      -----------               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                                   $2,068,000                $2,572,000




                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (NINE MONTHS AND THREE MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2000)
                                   (UNAUDITED)


                                                      Nine Months Ended                          Three Months Ended
                                            January 31, 2001   January 31, 2000         January 31, 2001   January 31, 2000
----------------------------------------------------------------------------------------------------------------------------

Revenues:
         Equipment sales                      $    170,000       $    349,000             $     32,000       $    118,000
         Service revenues                          969,000          1,090,000                  302,000            400,000
                                              ------------       ------------             ------------       ------------
         Total revenues                          1,139,000          1,439,000                  334,000            518,000

Cost and expenses:
         Cost of equipment sold                    134,000            204,000                   21,000             43,000
         Service expenses                          783,000            736,000                  264,000            287,000
         General and administrative                943,000            968,000                  290,000            286,000
         Selling and marketing                     213,000            215,000                   77,000             69,000
         Research and development                  100,000             45,000                   28,000             12,000
                                              ------------       ------------             ------------       ------------

         Total cost and expenses                 2,173,000          2,168,000                  680,000            697,000

Loss from operations                            (1,034,000)          (729,000)                (346,000)          (179,000)


Other income and expense:
         Interest expense                         (217,000)          (129,000)                 (80,000)           (54,000)
         Other income                              102,000             (4,000)                  28,000               ( - )
                                              ------------       ------------             ------------       ------------

         Total other income/(expense)             (115,000)          (133,000)                 (52,000)           (54,000)


Net loss                                      $ (1,149,000)      $   (862,000)            $   (398,000)      $   (233,000)
                                              ============       ============             ============       ============

Net loss per share -
  Basic and Diluted (Note 5)                  $      (0.06)      $      (0.06)            $      (0.02)      $      (0.01)
                                              ============       ============             ============       ============




                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Nine Months Ended     Nine Months Ended
                                                                   January 31, 2001     January 31, 2000
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

      Net cash from operating activities                             $  (824,000)          $(1,285,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------

      Purchases of property, plant and equipment                               -                (8,000)
                                                                     -----------           -----------
      Net cash used in investing activities                                                     (8,000)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

      Net proceeds from issuance of notes payable                        700,000             1,250,000
      Proceeds from collection of stockholders receivable                      -                20,000
      Other                                                                    -                66,000
                                                                     -----------           -----------
      Net cash provided by financing activities                          700,000             1,336,000
                                                                     -----------           -----------
      Net (decrease)/increase in cash and cash equivalents             (124,000)                43,000
      Cash and cash equivalents at beginning of period                   163,000                65,000
                                                                     -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    39,000           $   108,000
------------------------------------------                           ===========           ===========




                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (NINE MONTHS ENDED JANUARY 31, 2001)
                                   (UNAUDITED)


                                                Common
                                Number of        Stock                   Additional        Retained
                                Shares of       $.01 Par    Preferred      Paid-in         Earnings       Treasury
                              Common Stock       Value        Stock        Capital      (Deficiency)        Stock          Total
                              ------------------------------------------------------------------------------------------------------
Balance at April 30, 2000       21,888,336      $219,000    $5,608,000   $20,654,000    $(27,492,000)    $   (2,000)    $(1,013,000)

     Preferred Stock Dividend    1,381,640        14,000                     238,000        (252,000)                         ( -0-)

     Net loss                                                                             (1,149,000)                    (1,149,000)
                              ------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 31, 2001     23,269,976      $233,000    $5,608,000   $20,892,000    $(28,893,000)    $   (2,000)    $(2,162,000)
                              ======================================================================================================




                             See accompanying notes

                        ABC DISPENSING TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JANUARY 31, 2001 AND FOR THE NINE
                  MONTHS ENDED JANUARY 31, 2001 IS UNAUDITED)

         The accompanying, unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 4, 2000.

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

1.       SIGNIFICANT ACCOUNTING POLICIES

         In fiscal year 2000, the Company changed its fiscal year end from a 52-53 week period ending on the Saturday closest to April 30 to an April 30 year end, to more closely align closing periods with its major customers and vendors. This change has increased the number of days included in the financials for the nine months ending January 31, 2000, from 276 calendar days to 282 calendar days. An estimate of the impact of this six day change on a performa basis yields sales of #12,000, gross margin of $2,000 and allocated selling, general and administrative expenses of $18,000 resulting in a net loss of $16,000.

2.       GOING CONCERN UNCERTAINTY

         The Company has reported a net loss for each year of operation since its inception except for 1989, and as of January 31, 2001, has an accumulated deficit of $28,893,000. The Company had negative cash flow from operating activities of $1,375,000, $1,453,000, and $1,594,000 for the years ended April 30, 2000, April 24, 1999, and April 25, 1998, respectively. For the nine months ended January 31, 2001, the Company had negative cash flow from operating activities of $824,000 and $1,285,000 for the nine months ended January 31, 2000. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

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

                        ABC DISPENSING TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JANUARY 31, 2001 AND FOR THE NINE
                  MONTHS ENDED JANUARY 31, 2001 IS UNAUDITED)


3.       INVENTORIES

At January 31, 2001 and April 30, 2000, inventories consisted of the following:

                                                                    January 31, 2001     April 30, 2000
                                                                    -----------------    ---------------
Raw Materials                                                               $713,000           $742,000
Work-in-process                                                              210,000            225,000
Finished goods                                                               320,000            314,000
                                                                    -----------------    ---------------
                                                                          $1,243,000         $1,281,000
                                                                    =================    ===============

         The above amounts are net of obsolescence reserves of $479,000 at both January 31, 2001 and April 30, 2000.

4.       FINANCING ARRANGEMENTS

At January 31, 2001 and April 30, 2000, long-term debt consisted of the following:


                                                                    January 31, 2001     April 30, 2000
                                                                    -----------------    ---------------
Note payable to bank                                                        $221,000           $231,000
Note payable - Private party                                               2,475,000          1,902,000
(Less unamortized discount of $125,000 and
$148,000 for January and April respectfully)
Other                                                                          2,000              5,000
                                                                    -----------------    ---------------
                                                                           2,698,000          2,138,000
Less amounts due within one year                                             (19,000)           (19,000)
                                                                    -----------------    ---------------

Total Long-term debt                                                      $2,679,000         $2,119,000
                                                                    =================    ===============

         The note payable to bank, which is secured by the Company's headquarters facility, has an adjustable interest rate (9.25% at January 31, 2001) which may not increase or decrease by more than 3% once every three years.

         On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004. This note is collateralized with the intellectual property of the Company. In return for converting the short term notes to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at the then current market price of $.10 per share. The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions: A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%. A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes. During the nine months ended January 31, 2001, the Company raised an additional $550,000 of capital using this long term Promissory Note.

At January 31, 2001, the Company had raised $325,000 from short-term notes. The interest rate on these notes is 12%. $150,000 of the $325,000 was raised for the nine months ended January 31, 2001.

                        ABC DISPENSING TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JANUARY 31, 2001 AND FOR THE NINE
                  MONTHS ENDED JANUARY 31, 2001 IS UNAUDITED)

5.       NET LOSS PER SHARE

The following table sets forth the computation of net loss per share -- basic and diluted:

                                                                    Nine  Months Ended           Three Months Ended
                                                                January 31,       January 31,      January 31,     January 31,
                                                                       2001              2000             2001            2000
Numerator:

  Net Loss                                                   $  (1,149,000)    $    (862,000)       $(398,000)   $   (233,000)
  Preferred Stock Dividends                                       (252,000)         (252,000)            ( - )         (   - )
                                                                  ---------         ---------   --------------   -------------
  Numerator for net loss per share - loss attributable
    to common shareholders                                   $  (1,401,000)    $  (1,114,000)       $(398,000)   $   (233,000)

Denominator:
  Denominator for basic and diluted earnings
    per share - weighted-average shares                          22,502,627        19,036,896       23,256,082      19,175,223
                                                                 ----------        ----------       ----------   -------------

Net loss per share -- basic and diluted                      $       (0.06)    $       (0.06)  $        (0.02)   $      (0.01)
                                                             ==============    ==============  ===============   =============

         The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 7,483,953 and 4,105,585 shares of Common Stock as of January 31, 2001 and January 31, 2000, respectively.

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

         As of January 31, 2001, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,987,500 to the Company.

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

                        ABC DISPENSING TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JANUARY 31, 2001 AND FOR THE NINE
                  MONTHS ENDED JANUARY 31, 2001 IS UNAUDITED)

6.       PREFERRED STOCK (CONT.)

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

         On April 18, 2000, the Company paid its August 1, 1999 and February 1, 2000, Preferred Stock dividend requirements by issuing common stock. The total number of shares issued for August 1, 1999 was 924,408 and were valued at $0.2714 per share. The total number of shares issued for February 1, 2000 was 1,795,880 and were valued at $0.1404 per share.

         On October 3, 2000 the Company paid its August 1, 2000 Preferred Stock dividend requirement by issuing common stock. The total number of shares issued was 1,381,640 and were valued at $0.1826 per share.

         The company plans to issue common stock to satisfy the February 1, 2001 preferred stock dividend during the fourth quarter of FY 2001. The total number of shares to be issued is 5,471,822 and will be valued at $0.0461 per share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THE NINE MONTHS ENDED JANUARY 31,2000

         The net loss for the nine months ended January 31, 2001 was $1,149,000, an increase of $287,000, or 33.3% from the net loss of $862,000 for the nine months ended January 31, 2000.

                    REVENUES                                  Nine Months Ended
                                                              -----------------
                                                   January 31,               January 31,
                                                      2001                       2000

                    Equipment sales                 $  170,000                $  349,000
                    Service revenues                   969,000                 1,090,000
                                                    ----------                ----------
                    TOTAL                           $1,139,000                $1,439,000
                                                    ==========                 =========

         Equipment sales for the first nine months of FY 2001, (ending January 31, 2001) decreased $179,000, or 51.3%, over the same period of the prior year. Sales of paint colorant dispensers decreased $132,000. Sales of the Royal Match(R) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance. Sales of beverage equipment decreased $47,000, the Company is not actively marketing its beverage equipment.

         Service revenues for the first nine months of FY 2001 decreased $121,000, or 11.1% from the same period of the prior year. The decrease resulted from a reduction of service agreements of $43,000 a decrease in service parts and charges of $71,000 due to completion of equipment upgrades for the period ending January 31, 2000, and a reduction in juice sales of 7,000.



                   GROSS MARGINS                               Nine Months Ended
                                                               -----------------
                                                         January 31,       January 31,
                                                            2001              2000

                   Equipment                                22.0%             46.1%
                                                            =====             =====
                   Service                                  20.5%             32.6%
                                                            =====             =====
                   TOTAL                                    20.8%             35.7%
                                                            =====             =====

         For the first nine months of FY 2001 gross margin as a percentage of sales on equipment decreased 24.1 points from the same period of the prior year. The decrease resulted from lower unit prices due to a change in pricing strategy implemented during fiscal year 2001.

         For the first nine months of FY 2001 gross margin as a percentage of service revenues decreased 12.1 points over the same period of the prior year. The decrease resulted from a reduction of service agreements and a decrease in service parts and charges.

GENERAL AND ADMINISTRATIVE

         For the first nine months of FY 2001 general and administrative expenses decreased $25,000, or 2.6%, to $943,000, as compared to the same period of FY 2000. This was due to fewer general and administrative resources being employed.

SELLING AND MARKETING EXPENSES

         For the first nine months of FY 2001 selling and marketing expense decreased $2,000, or .1%, to $213,000, down from $215,000 for the same period of FY 2000. The decrease is due primarily to lower travel expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS (CONT.)


RESEARCH AND DEVELOPMENT

         For the first nine months of FY 2001, research and development expenses increased $55,000, or 122%, to $100,000. The increase is due to a reallocation of existing resources into software enhancement efforts required to modify the Royal Match(R) paint dispensing system to meet the needs of new customers.

INTEREST EXPENSE

         For the first nine months of fiscal 2001 interest expense increased $88,000, or 68.2%, to $217,000. The increase is due to higher note payable balances.

OTHER INCOME

         Other income increased $106,000 to $102,000 for the first nine months of FY 2001. The increase was due to adjustments needed to prior year estimates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2000

         The net loss for the three months ended January 31, 2001 was $398,000, an increase of $165,000, or 70.1% over the net loss of $233,000 for the three months ended January 31, 2000.



REVENUES                                                  Three Months Ended
                                                          ------------------
                                                    January 31,         January 31,
                                                        2001                2000

Equipment sales                                        $32,000           $118,000
Service revenues                                       302,000            400,000
                                                      --------           --------
   Total                                              $334,000           $518,000
                                                      ========           ========

         Equipment sales for the three months of fiscal 2001, ending January 31, 2001 decreased $86,000, or 72.9%, over the same period of the prior year. Sales of paint colorant dispensers decreased $105,000. Sales of the Royal Match(R) paint colorant dispensers have decreased because the equipment has not yet gained widespread market acceptance and suggested list prices for the equipment has been decreased by approximately 35%. Sales of beverage equipment increased $14,000, or 13% over the same period of the prior year, the Company is not actively marketing its beverage equipment but is supporting dealer sales in Canada and accepting orders from domestic customers.

         Service revenues for the three months ending January 31, 2001 decreased $98,000, or 24.5% from the same period of the prior year. The decrease is due to a reduction in beverage parts of $23,000 and paint parts of $32,000, and lower service agreement revenues of $43,000.

GROSS MARGINS                                                 Three Months Ended
                                                              ------------------
                                                         January 31,       January 31,
                                                            2001              2000

Equipment                                                   46.8%             63.6%
                                                            =====             =====
Service                                                     12.5%             36.3%
                                                            =====             =====
   Total                                                    16.7%             36.3%
                                                            =====             =====

         For the three months ended January 31 of fiscal 2001 gross margin as a percentage of sales on equipment decreased 16.8 points from the same period of the prior year. The decrease resulted from lower list price decreases due to a change in pricing strategy implemented during fiscal 2001.

         For the three months ended January 31 of fiscal 2001 gross margin as a percentage of service revenues decreased 23.8 points over the same period of the prior year. The decrease is attributable to lower service labor revenues.

GENERAL AND ADMINISTRATIVE

         For the three months ended January 31 of fiscal 2001 general and administrative expenses increased $4,000, or 1.4%, to $290,000, as compared to the same period of fiscal 2000. This was due to a reallocation of existing resources.

SELLING AND MARKETING EXPENSES

         For the three months ended January 31 of fiscal 2001 selling and marketing expense increased $8,000, or 11.6%, to $77,000 up from $69,000 for the same period of FY 2000. The increase is due to increased marketing travel associated with new accounts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESEARCH AND DEVELOPMENT

         For the three months ended January 31 of fiscal 2001, research and development expenses increased $16,000, or 133%, to $28,000. The increase is due to a reallocation of existing resources into software enhancement efforts required to modify the Royal Match(R) paint dispensing system to meet the needs of new customers.

INTEREST EXPENSE

         For the three months ended January 31 of fiscal 2001 interest expense increased $26,000, or 48.1%, to $80,000. This is a result of higher notes payable balances.

OTHER INCOME/(EXPENSE)

         For the three months ended January 31 of fiscal 2001, other income improved $28,000 due to adjustments in accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased to $39,000 as of January 31, 2001 from $163,000 at April 30, 2000. Operations for the nine months ended January 31, 2001 required cash of $824,000 a decrease of $461,000, or 35.9%, when compared to the nine months ended January 31, 2000. The $824,000 use of cash was caused by a net loss of $1,149,000 and a decrease in accounts receivable of $225,000.

         Consistent with prior years, the Company's primary source of liquidity has been private placements of debt and equity derivative instruments. During the fiscal year ended April 30, 2000, the Company generated $1,500,000 from the private issuance of notes payable.

         In August, 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999. On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004. These notes are collatoralized with the intellectual property of the Company. In return for converting the short term note to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at the then current market price of $.10 per share. The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions: A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%. A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes. During the quarter ended January 31, 2001, the Company raised an additional $250,000 of capital using this long term Promissory Note. As of January 31, 2001, the Company has issued notes in the aggregate of $2,600,000. The Company anticipates using proceeds of equity offerings, additional extensions, or other re-financing options to satisfy the notes.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT.)

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

                           PART IV - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference herein, via 10k filed on August 2, 1999, or annexed to this quarterly report.

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

(c)      Current reports on Form 8-K during the quarter ended January 31, 2001.

         During the first nine months of FY 2001, the Company filed no reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ABC Dispensing Technologies, Inc.
                                       ------------------------------------



Date: March 16, 2001                   /s/ Charles M. Stimac, Jr.
      -------------------       -----------------------------------------
                                       Charles M. Stimac, Jr.
                                           President/CEO