Form 10-K
period 2001-04-30
ABC DISPENSING TECHNOLOGIES INC
filed 2001-07-30
CIK 748103

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.


                         Commission file number: 0-14922


                        ABC DISPENSING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Florida                                   59-2001203
   ---------------------------------------              ------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

       451 KENNEDY ROAD   AKRON, OHIO                          44305
   ----------------------------------------                 -----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

         The aggregate market value of the voting stock held by non-affiliates as of July 13, 2001 was $1,628,898.

         The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

         Common Stock outstanding at July 13, 2001 was 23,269,976 shares. Documents Incorporated by Reference

         The Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated by reference in Part III.

                                        Total number of pages of this report: 33
                                        Index to Exhibits located on page: 32

ITEM 1.  BUSINESS

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

MARKET FOCUS

         The Company has set a strategy to focus all of its existing resources on its paint dispensing and juice dispensing product lines. These product lines represent the Company's primary product development efforts. Revenues and profits from these lines may be reinvested to develop additional applications for dispensing systems. The Company will consider new development only under strict financial guidelines including advance customers' commitments necessary to defray development expenses.

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

         Royal Match(R) is state-of-the-art technology designed to provide many years of inexpensive operating use with the following:


FEATURES                                 BENEFITS
--------                                 --------
Pneumatic flow control.                  Eliminates costly mechanical pumps and
                                         manual calibration, reducing operation
                                         costs.


Modular Configuration:  Up to 18         System matches customers needs to
colorant reservoirs in 5, 7, or 9        equipment configuration. Automatic
quart capacities.                        notification of product shortages.
Includes electronic inventory fill       Prevents dispensing if sufficient
level monitoring.                        colorant amounts are unavailable.


Automatic, simultaneous dispense.        Eight ingredients dispensed at a time
                                         for efficient store operation. Dual
                                         colorant dispensing provides for
                                         quicker dispensing of high volume
                                         colorants.

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


Electronic self-calibration              System automatically adjusts during
                                         periodic recycle for changes in
                                         colorant rheology.

Proprietary, high tech easy to use
Check Mate(R) operating software.        --Operates from a single screen.

                                         --Simple operation 1) color 2) product
                                           3) dispense. Goal is to provide
                                           software for operation by untrained
                                           users.

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

         ITEM 1.  BUSINESS (CONT.)

         The Company has great confidence in its paint dispensing products and service organization. The Company is currently in discussions with potential customers that comprise a substantial portion of the domestic market, although the Company has no assurance of sales. Units are installed and running or being specially prepared for further testing at I.C.I., Wal-Mart, Akzo, Nobel and others.

         During the last year, the Company has enjoyed a continuing relationship with The Home Depot as evidenced by renewed service agreements. During the fiscal years ended April 30, 2001, and April 30, 2000, paint product and service sales to The Home Depot represented 36%, and 25% of total Company revenues, respectively.

         A 30-day, free trial program of the Royal Match(R) colorant system has resulted in the sale of 56 units to thirteen smaller, independent paint companies. To date, most of the customers who have evaluated the products have purchased the equipment.

         The Company assembles its own equipment from standard industry parts and custom assemblies made to the Company's specifications. The Company does not foresee any shortage of materials needed to meet the demand of its customers.

BEVERAGE

         The Company currently assembles and markets two types of beverage dispensers: juice and liquor.

         Virtual Squeeze(R) is designed to be a complete fruit-juice program being marketed primarily to the health care industry by major foodservice companies, independent beverage companies and directly by the Company. The program includes state-of-the-art, proprietary dispensing equipment, shelf-stable bag-in-the box fruit-juice concentrates and service.

         Direct marketing efforts during the year in Northeast Ohio have resulted in the utilization of approved and ongoing distribution by Alliant Foodservice, Avalon Distributing, SYSCO Foods, and Tasty Pure Foods. The direct placement of units in this market and the support of the committed distributors has generated interest in the marketplace. The unique features of the program and attention to customer service have provided us a loyal customer base and a blueprint for new market introduction.

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

Semi automatic mandatory              Management and State inspectors are
sanitization set every 28 days.       assured of the safe dispensing of juice
                                      and hydration products.

Shelf stable 200 oz. bag-in-box       Bags are easy to handle, juice is high
juice stored at room                  quality and temperature with
capability to blend any two flavors.  easily dispensed, minimizing labor and product waste. Eliminates the need for
                                      refrigerated or frozen storage.

Self contained unit includes bag      Designed for large volume juice
storage, increased counter space,     consumption. Kitchen space is maximized
with movable or stationary wand for   while adding productivity and efficiency
hands freepouring, portion control    to serving duties.
and auto-dispense.


         PROGRAM SUMMARY:

--Customer receives state-of-art dispenser, installation, and maintenance at no charge for use with Virtual Squeeze juice.

--Help desk support for all customers

--Virtual Squeeze(R) juice delivered to customers by foodservice, independents and the Company.

--Customer enjoys high tech package and competitive prices for juice and hydration products.

         The Company's immediate goal is the penetration of skilled nursing facilities within the institutional juice market. In addition, an opportunity also exists for hospitals, government facilities, prisons, military installations and schools. The Virtual Squeeze Program has generated total revenues of $382,000, $421,000 and $344,000 in FY 2001, FY 2000 and FY 1999,
respectively.

         The Company's UltraBar(R) liquor dispensing system pours multi-ingredient drinks quickly and consistently. Advantages of the system include: speed, accuracy, cash and inventory accountability, and control of theft, spillage, over-pours and giveaways.

         Sales of UltraBar(R) products accounted for 5.3%, 8.7% and 3.2%, of total Company revenues in FY 2001, FY 2000, and FY 1999, respectively.

         The Company assembles its own equipment from standard industry parts and custom assemblies made to the Company's specifications. The Company does not foresee any shortage of materials needed to meet the demand of its customers.

SERVICE AND TECHNICAL SUPPORT

         The Company has a geographically dispersed service organization that has the ability to support the equipment sales of the Company in the United States. The Company is continuing to analyze the need for additional service technicians as the equipment base grows. We believe we have a solid reputation regarding quick and thorough service response, which is a contributing factor to the sales effort. The Company is dedicated to providing the best ongoing support and service in its respective markets.

         Service sales accounted for 85.1%, 66.8% and 52.2% of total Company revenues in FY 2001, FY 2000 and FY 1999, respectively.

SALES BACKLOG

         As of April 30, 2001 the sales order backlog (un-shipped product orders) was $90,000. As of April 30, 2000 the sales order backlog was $260,000.

INTERNATIONAL SALES

         Revenues from international sales were 2% of sales for FY 2001, and 6% for FY 2000. Primary international sales efforts center on liquor equipment to Canada and Royal Match(R) colorant dispensers to Western Europe.

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

COMPETITION

         The markets for the Company's beverage and industrial products are extremely competitive. The Company competes in both markets with organizations that have greater financial resources, stronger name recognition, larger sales, marketing and product development departments and greater economies of a scale that cause their products to be more competitive in those regards. Such intense competition may have a material adverse effect on the Company's ability to achieve full scale commercialization of its products. Although the Company believes that the appeal of its state-of-the-art technology can countervail these competitive disadvantages, no assurance can be made that the Company will be able to compete successfully against current and future competitors.

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

HUMAN RESOURCES

         As of July 17, 2001, the Company had 26 full-time employees. This compares to 25 full-time employees at the same time last year. The workforce has stabilized since the current focus on the commercialization of the existing products was implemented. The employees are not represented by a union. Temporary workers are utilized in the production process as needed. A highly qualified labor pool exists in the immediate geographic area should the Company need to expand its workforce.

PATENTS

         The Company has consistently sought patent protection for its proprietary technology and products. To date, 24 patents are outstanding and an additional one is pending. Patent coverage of our dispensing technology is broad. Research and development expenditures for the fiscal years 2001, 2000, and 1999 were $114,000, $127,000 and $124,000, respectively.

ENTITIES & FISCAL YEAR

         The Company is comprised of three legal entities: the parent (public entity)--ABC Dispensing Technologies, Inc., (a Florida corporation) (OTC BB:ABCC), the operating subsidiary--ABC Dispensing Technologies, Inc. (an Ohio corporation), and a second subsidiary that holds the patents--ABC Tech Corp. (an Ohio corporation). ABC was formed in 1972.

         For the year ended in April 2000, the Company changed its fiscal year end to April 30 from a 52-53 week period ended on the last Saturday in April. This change, which was made to more closely align closing periods with its major customers and vendors, resulted in 370 calendar days included in the financial statements for the period ended April 30, 2000. The estimated impact of this change would not be material to the Company's reported results of operations or financial position.

ITEM 2. PROPERTIES

         The Company owns a single floor building of approximately 18,400 square feet of office, laboratory, and production space located in Akron, Ohio. The property is encumbered by a mortgage in favor of an institutional lender. The principal balance of the mortgage was $213,000 as of April 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to routine litigation incidental to its business. There are no known open litigation issues at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of FY 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

A.       PRICE RANGE OF COMMON STOCK

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


COMMON STOCK (ABCC):
YEAR ENDED APRIL 30, 2001 PRICES:                         High Bid      Low Bid
-----------------------------------------------------     --------      -------
02/01/01 - 04/30/01 (Fourth Quarter)                       $ 1/8        $ 3/64

11/01/00 - 01/31/01 (Third Quarter)                         6/64          1/64

08/01/00 - 10/31/00 (Second Quarter)                        3/16          2/32

05/01/00 - 07/31/00 (First Quarter)                         5/16         11/64


COMMON STOCK (ABCC):
YEAR ENDED APRIL 30, 2000 PRICES:                         High Bid      Low Bid
-----------------------------------------------------     --------      -------
02/01/00 - 04/30/00(Fourth Quarter)                      $ 17/32        $ 1/8

11/01/99 - 01/31/00 (Third Quarter)                        15/64         5/64

08/26/99 - 10/31/99 (Second Quarter)                       19/64          1/8

04/25/99 - 07/31/99 (First Quarter)                        27/64         5/32


B.       APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS


                                              Approximate Number of
                                                 Record Holders
             Title of Class                    as of July 13, 2000
             --------------                   ---------------------
             Common Stock, $.01 par value        Approximately 1,100


C.       DIVIDENDS

         The Company has never paid a dividend on common stock and has no current plans to do so. Future policy for common stock dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.

D.       EQUITY SALES

         The Company issues Series A Preferred Stock, a 9% convertible cumulative redeemable instrument that is convertible into Common Stock at a price of $1.00 per share. At conversion, each Preferred Share will entitle the holder to warrants to purchase the same number of shares of Common Stock at a price of $1.25 per share. For the fiscal year ended April 30, 2001, and April 30, 2000, the Company issued no shares.

         The Company issues Series B Preferred Stock, a 9% convertible cumulative redeemable instrument that is convertible into Common Stock at a price of $0.75 per share and is identical to Series A Preferred Stock in all other aspects. The Company issued no shares for the fiscal years ended April 30, 2001 and 2000.

         The Company issues Series C Preferred Stock, a 9% convertible cumulative redeemable instrument with a conversion price of $0.25 per share. There are no warrants attached to this issuance. The Company issued no shares for the fiscal years ended April 30, 2001 and 2000.

ITEM 6.  SELECTED FINANCIAL DATA


FOR THE FISCAL                             APRIL 30,         APRIL 30,       APRIL 24,          APRIL 25,        APRIL 26,
YEARS ENDED:                                 2001              2000             1999              1998              1997
----------------------------------------------------------------------------------------------------------------------------
REVENUES (a)                             $  1,671,000      $  2,184,000     $  1,710,000      $  5,299,000     $  3,073,000

NET LOSS                                 $ (1,796,000)     $ (1,080,000)    $ (2,204,000)     $ (2,028,000)    $ (2,968,000)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      22,700,396        19,084,100       17,774,000        17,230,000       17,074,000

NET LOSS PER SHARE -
  BASIC AND DILUTED                      $      (0.10)     $      (0.08)    $      (0.15)     $      (0.13)    $      (0.18)

TOTAL ASSETS                             $  2,031,000      $  2,572,000     $  2,622,000      $  3,294,000     $  3,350,000

LONG-TERM OBLIGATIONS                    $  3,325,000      $  2,286,000     $    233,000      $    257,000     $    283,000

STOCKHOLDERS' EQUITY
(Deficit)                                $ (2,790,000)     $ (1,013,000)    $   (139,000)     $  1,003,000     $  1,635,000

RESEARCH & DEVELOPMENT (a)               $    114,000      $    127,000     $    124,000      $    691,000     $    629,000


(a) Research & Development costs for fiscal year 1997 include costs subject to reimbursement under various agreements. The amounts earned under these agreements are included in revenues for the respective years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

         The net loss for FY 2001 was $1,796,000 representing an increased loss of $716,000 or 66.3% from the net loss of $1,080,000 for FY 2000. FY 2001 increased loss is primarily due to a 65.6% decrease in equipment sales and a significant increase in interest expense.


REVENUES                                FY 2001        FY 2000
                                        -------        -------
Equipment Sales - Net               $   249,000    $   724,000
Service Revenues                      1,422,000      1,460,000
                                    -----------    -----------
Total                               $ 1,671,000    $ 2,184,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

         REVENUES (CONT.)

         Equipment sales for FY 2001 decreased due to not having any large single orders for the year. Large orders for Royal Match paint equipment and Beverage equipment for the U.S. Government occurred during FY 2000.

         Juice sales in FY 2001 were $382,000 a decrease of $39,000 or 9.3% from FY 2000. This reduction is due to fewer units in the field and vendors buying habits.

         Service revenues decreased $38,000 for FY 2001 from FY 2000 or 2.6%. This decrease was due to fewer service agreements for the paint machines of $45,000 and an increase of parts sales for beverage and paint machines of $45,000 and the decrease in juice sales of $39,000.


GROSS MARGINS                               FY 2001      FY 2000
                                            -------      -------
                  Equipment                 (33.7)%        54.6%
                  Service                    23.2 %        33.7%
                                             ----           ----
                  Total                      14.7 %        40.6%


         For FY 2001, gross margins as a percentage of sales on equipment decreased by 88.3 percentage points. The decrease was due to lower sales volume resulting in a lesser ability to absorb fixed expenses and an increase in obsolescence expense.

         For FY 2001, gross margins as a percentage of service revenues decreased 10.5 percentage points. The decrease was due to a lower volume in service contract sales and smaller juice sales.

GENERAL AND ADMINISTRATIVE

         General and Administrative expenses increased to $61,000 or a 4.5 percentage points. The increase was due to an increase in bad debt expense of $127,000, partially offset by an overall decrease in general and administrative expenses.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased $26,000, or 8.9 percentage points. This increase was due to increasing our marketing campaign to promote our juice machines and paint machines.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses decreased $13,000 or 10.2 percentage points. The reduction was due to expense control and fewer development projects.

INTEREST EXPENSE

         Interest expense increased $114,000 or 60.0%, to $304,000 for FY 2001. This was due to notes issued to finance operations.

OTHER INCOME

         Other income, net increased $128,000 due to adjustments from prior year estimates and reducing sales tax accruals that had been on the records for over two years based on resolution of these taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

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


REVENUES                                  FY 2000          FY 1999
                                          -------          -------
         Equipment Sales-Net          $   724,000      $   818,000
         Service Revenues               1,460,000          892,000
                                      -----------      -----------
         Total                        $ 2,184,000      $ 1,710,000


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


GROSS MARGINS                              FY 2000      FY 1999
                                           -------      -------
                  Equipment                 54.6%        31.4 %
                  Service                   33.7%        (9.2)%
                                            ----         ----
                  Total                     40.6%        10.2 %


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FISCAL 2000 COMPARED TO FISCAL 1999 (CONT.)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance increased to $204,000 as of April 30, 2001 from $163,000 at April 30, 2000. Operations for FY 2001 used cash of $995,000 which resulted from a net loss of $1,796,000, plus depreciation and amortization and non-cash charges of $160,000, and increases in net operating liabilities of $641,000. Net cash provided by financing activities was $1,038,000. The cash provided by financing activities is mainly attributable to notes payable increases of $1,060,000. The Company currently has no material commitments for capital expenditures.

         Consistent with prior years, the Company's primary source of liquidity has been private placements of equity instruments and the private issuance of short and long-term notes payable.

         In August of 1997, to raise additional capital, the Company began issuing short term promissory notes through a private placement. The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999, and again until December 31, 2000. In September, 1999, The Company renegotiated most of the short term notes payable to five (5) year 10% APR Promissory Notes that come due on August 1, 2004. These notes are collatoralized with the intellectual property of The Company. The Company is hopeful, although there are no assurances that it can satisfy the notes through either proceeds from future equity offerings, additional extensions or other re-financing options.

         The Company hopes to satisfy its short-term (i.e., the next 12-month period) capital requirements using the proceeds of offerings of its equity securities and the issuance of additional notes. The Company is currently attempting to raise at least $2,000,000 through an offering of its convertible preferred stock. The exact terms of this offering have not been finalized. Aside from potential improvements in operational cash flow, the Company may attempt to satisfy its longer-term capital needs with proceeds from future equity dept offerings, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

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

         The current liquidity position of the Company and the inability of operations to generate positive cash flow raise doubt about the Company's ability to continue as a going concern (see Note 3 to the Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

2001 AUDIT

         Grant Thornton, LLP has audited the consolidated balance sheet of the Company as of April 30, 2001, and the related consolidated statement of operations, cash flows and stockholders' equity for the year ended April 30, 2001. In their report of July 12, 2001, to the Board of Directors and to the Company, Grant Thornton LLP stated that the financial statements have been prepared assuming that the Company will continue as a going concern. However, their report states that the "history of operating losses and limited capital resources raise substantial doubt" about the Company's ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements).

ITEM 7A.  DISCLOSURES ABOUT MARKET RISK

         There are no material risk elements associated with foreign currency, interest rates and commodity prices. The building mortgage is the only variable interest rate contract and does not present a material risk to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                PAGE NO
--------------------------------------------------------                                -------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                           15

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of April 30, 2001 and April 30, 2000                       16

   Consolidated Statements of Operations for the Years ended April 30, 2001,
      and April 30, 2000, and April 24, 1999                                                 17

   Consolidated Statements of Cash Flows for the Years ended April 30, 2001,
      and April 30, 2000, and April 24, 1999                                                 18

   Consolidated Statements of Stockholders' Equity/(Deficit) for the Years ended
      April 30, 2001, and April 30, 2000, and April 24, 1999                                 19

   Notes to Consolidated Financial Statements                                             20-29

SUPPLEMENTARY DATA
Schedule II-Valuation and Qualifying Accounts                                                30


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
ABC DISPENSING TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of ABC Dispensing Technologies, Inc. and Subsidiaries as of April 30, 2001 and April 30, 2000, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABC Dispensing Technologies, Inc. and Subsidiaries at April 30, 2001 and April 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                         GRANT THORNTON LLP


Cleveland, Ohio
July 12, 2001

                        ABC DISPENSING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                APRIL 30, 2001     APRIL 30, 2000
------------------------------------------------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                                                    $   204,000        $   163,000
         Accounts receivable, less allowance for doubtful accounts
           of $159,000 in 2001 and $33,000 in 2000                                        138,000            306,000
         Inventories (Note 4)                                                           1,014,000          1,281,000
         Prepaid Expenses                                                                  68,000            100,000
                                                                                      -----------        -----------
Total current assets                                                                    1,424,000          1,850,000

Property, plant and equipment  (Notes 5 and 11)                                           549,000            662,000

Other assets:
         Intangible assets, less accumulated amortization of
          $501,000 in 2001 and  $495,000 in 2000                                           11,000             17,000
         Other                                                                             47,000             43,000
                                                                                      -----------        -----------
                                                                                           58,000             60,000
                                                                                      -----------        -----------
TOTAL ASSETS                                                                          $ 2,031,000        $ 2,572,000
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
         Current portion of long-term debt                                            $    19,000        $    19,000
         Short-term notes payable (Note 5)                                                175,000            175,000
         Accounts payable                                                                 302,000            409,000
         Accrued liabilities:
           Accrued interest                                                               511,000            226,000
           Employee compensation and benefits                                              82,000             82,000
           Warranty reserve                                                                 5,000             18,000
           Other                                                                          206,000            235,000
         Deferred income                                                                  329,000            302,000
                                                                                      -----------        -----------
                  Total current liabilities                                             1,629,000          1,466,000
                                                                                      -----------        -----------

Long-term debt (Note 5)                                                                 3,192,000          2,119,000

Stockholders' equity/(deficit) (Notes 7, 9):

         Preferred Stock - Series A, 9% cumulative; authorized 840 shares; 399 shares issued and outstanding
         Series B, 9% cumulative authorized 160 shares;
           24 shares issued and outstanding
         Series C, 9% cumulative authorized 200 shares;
          37 shares issued and outstanding;
          Total Preferred Stock                                                         5,608,000          5,608,000
         Common Stock, $.01 par value; authorized 50,000,000
           shares; 23,269,976 and 21,888,336 shares issued and
           outstanding at April 30, 2001 and 2000, respectively                           233,000            219,000
         Additional paid-in capital                                                    20,911,000         20,654,000
         Accumulated deficit                                                          (29,540,000)       (27,492,000)
                                                                                      -----------        -----------
                                                                                       (2,788,000)        (1,011,000)
         Less Treasury Stock at Cost                                                       (2,000)            (2,000)
            Total Stockholders' Equity/(Deficit)                                       (2,790,000)        (1,013,000)
                                                                                      -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                                  $ 2,031,000        $ 2,572,000
------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.

                        ABC DISPENSING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEARS ENDED
                                                          ------------------------------------------------
                                                            APRIL 30,         APRIL 30,          APRIL 24,
                                                              2001              2000               1999
                                                          ------------     -------------       -----------
Revenues:
         Equipment Sales                                  $   249,000        $   724,000        $   818,000
         Service revenues                                   1,422,000          1,460,000            892,000
                                                          -----------        -----------        -----------
                                                            1,671,000          2,184,000          1,710,000

Cost and expenses:
         Cost of equipment sold                               338,000            329,000            703,000
         Service expenses                                   1,102,000            968,000            975,000
         General and administrative                         1,420,000          1,359,000          1,623,000
         Selling and marketing                                318,000            292,000            373,000
         Research and development                             114,000            127,000            124,000
                                                          -----------        -----------        -----------
                                                            3,292,000          3,075,000          3,798,000
                                                          -----------        -----------        -----------

Loss from operations                                       (1,621,000)          (891,000)        (2,088,000)

Other income (expense)
         Interest expense                                    (304,000)          (190,000)          (189,000)
         Equity in loss of joint venture                            -                  -            (42,000)
         Other, net                                           129,000              1,000            115,000
                                                          -----------        -----------        -----------
                                                             (175,000)          (189,000)          (116,000)
                                                          -----------        -----------        -----------

NET LOSS                                                  $(1,796,000)       $(1,080,000)       $(2,204,000)
                                                          -----------        -----------        -----------
-------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE - BASIC AND DILUTED                       $ ( 0.10)         $ ( 0.08)           $ ( 0.15)
-------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                        ABC DISPENSING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           YEAR ENDED
                                                                    --------------------------------------------------------
                                                                       APRIL 30,             APRIL 30,           APRIL 24,
                                                                         2001                 2000                 1999
                                                                    -------------         -------------        -------------
OPERATING ACTIVITIES:

Net loss                                                            $ (1,796,000)         $ (1,080,000)        $ (2,204,000)

      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Deprecation and amortization                                    141,000               118,000               175,000
         Gain on disposal of asset                                             -                     -                (1,000)
         Gain on termination of Joint Venture                                  -                     -               (79,000)
         Loss on equity investment in Joint Venture                            -                     -                42,000
         Warrants issued for services                                     19,000                31,000                     -

      Changes in operating assets and liabilities:
         Receivables                                                     168,000              (104,000)             513,000
         Inventories                                                     282,000               216,000             (159,000)
         Other assets                                                     28,000               (49,000)             (21,000)
         Accounts payable                                               (107,000)             (477,000)             236,000
         Accrued liabilities                                             243,000                32,000              (58,000)
         Deferred income                                                  27,000               (62,000)             103,000
                                                                    ------------          ------------         ------------
      Total adjustments                                                  801,000              (295,000)             751,000
                                                                    ------------          ------------         ------------
Net cash used in operating activities                                   (995,000)           (1,375,000)          (1,453,000)

INVESTING ACTIVITIES
      Purchases of property, plant, and equipment                         (2,000)               (3,000)              (3,000)
      Proceeds from sale of equipment                                          -                     -                4,000
                                                                    ------------          ------------         ------------

Net cash used in investing activities                                     (2,000)               (3,000)               1,000

FINANCING ACTIVITIES:
      (Payments) /Proceeds from Line of Credit - Net                           -                     -             (201,000)
      Proceeds from private placement of
        Stock - Net                                                            -                     -              982,000
      Proceeds from private placement of                                       -                     -                    -
        notes payable                                                  1,060,000             1,500,000              390,000
      Repayment of long term debt                                        (22,000)              (24,000)             (35,000)
      Proceeds from collection of stockholders receivable                      -                     -               25,000
      Proceeds from stock issued for exercise of stock
        options and warrants                                                   -                     -                5,000
                                                                    ------------          ------------         ------------
Net cash provided by financing activities                              1,038,000             1,476,000            1,166,000
                                                                    ------------          ------------         ------------
Net increase/(decrease) in cash and cash equivalents                      41,000                98,000             (286,000)
Cash and cash equivalents at beginning of year                           163,000                65,000              351,000
                                                                    ------------          ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    204,000          $    163,000         $     65,000
------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                        ABC DISPENSING TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

          YEARS ENDED APRIL 30, 2001, APRIL 30, 2000, AND APRIL 24, 1999


                                                 Common
                                    Number of     Stock                  Additional                          Notes
                                    Shares of    $.01Par     Preferred     Paid-in        Accumulated     Receivable-    Treasury
                                  Common Stock    Value        Stock       Capital          Deficit      Stockholders     Stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 25, 1998          17,591,498    $176,000   $4,675,000   $19,461,000    $(23,264,000)     $(45,000)         $0
----------------------------------------------------------------------------------------------------------------------------------
  Preferred Stock private
    Placement (Note 9)                                         983,000

  Commissions on Preferred Stock                                              (1,000)

  Preferred Stock Dividend
    (Note 9) -                        274,985       3,000                    203,000        (206,000)
  Warrants Outstanding
     Original Issue Discount
     (Note 5)                                                                 50,000

  Exercise of Stock Warrants           20,000                                  5,000

  Collection on notes receivable
       Stockholders                                                                                         25,000

  Net loss                                                                                (2,204,000)

Preferred Stock Conversion             50,000                  (50,000)       50,000

BALANCE AT APRIL 24, 1999          17,936,483    $179,000   $5,608,000    $19,768,000   $(25,674,000)     $(20,000)         $0
----------------------------------------------------------------------------------------------------------------------------------
     Warrants issued for services
       and debt                                                              206,000

     Preferred Stock Dividend
       (Note 9)                     3,951,853      40,000                    698,000        (738,000)
     Acquire Treasury Stock
       upon cancellation of
       stockholders
       notes receivable                                                      (18,000)                       20,000        (2,000)
     Net loss                                                                             (1,080,000)

BALANCE AT APRIL 30, 2000          21,888,336    $219,000   $5,608,000   $20,654,000    $(27,492,000)           $0       $(2,000)
----------------------------------------------------------------------------------------------------------------------------------

     Warrants Issued for Services                                             19,000

     Preferred Stock Dividend
       (Note 9)                     1,381,640      14,000                    238,000        (252,000)
     Net loss                                                                             (1,796,000)            0             0

BALANCE AT APRIL 30, 2001          23,269,976    $233,000   $5,608,000   $20,911,000   $( 29,540,000)           $0       $(2,000)
----------------------------------------------------------------------------------------------------------------------------------


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

         References to the years 2001, 2000 and 1999 refer to fiscal years ended April 30, 2001, April 30, 2000 and April 24, 1999, respectively

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

         CASH FLOW STATEMENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For the years ended April 30, 2001, April 30, 2000 and April 24, 1999, interest paid approximated $24,000, $31,000 and $143,000, respectively.

         FINANCIAL INSTRUMENTS - The carrying value of the Company's cash, accounts receivable, accounts payable and short term notes payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term debt has variable interest rates or fixed interest rates of 10%. The carrying value of the long-term debt approximates fair value at April 30, 2001.

         INVENTORIES - Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets, which are three, five and ten years for machinery and equipment and thirty years for buildings.

         INTANGIBLE ASSETS - Intangible assets consist of patents and purchased selling rights which are recorded at cost. Amortization is provided using the straight-line method over a period of five years or less.

                   ABC DISPENSING TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

         MAJOR CUSTOMER - Revenues from The Home Depot, Inc. were 36%, 25% and 52% of total revenues for the years ended April 30, 2001, April 30, 2000 and April 24, 1999, respectively.

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

         SEGMENT REPORTING - The Company operates in only one business segment. The Company's chief operating decision maker is the chief executive officer who reviews a single set of financial data that encompasses the Company's entire operation for the purpose of making operating decisions and assessing performance.

3.       GOING CONCERN UNCERTAINTY

         The Company has reported a net loss for each year of operation since its inception except for 1989, and as of April 30, 2001 has an accumulated deficit of $29,540,000. The Company had negative cash flow from operating activities of $995,000 and $1,375,000 for the years ended April 30, 2001 and April 30, 2000, respectively. Management expects that the Company will continue to incur losses and use cash in operations in the near future.

         Management recognizes the Company must generate additional funds to assure continuation of operations. The Company has been able to raise $7,633,000 in capital from private investors over the past five years through private placements of equity instruments and the private issuance of short and long-term notes payable. The Company raised $1,060,000 during the fiscal year ended April 30, 2001 using interest bearing Notes Payable. The Company is continuing its efforts to raise capital. The Company hopes to satisfy its short-term (i.e., the next 12-month period) capital requirements with the use of proceeds from the private placement of its 9% Convertible Cumulative Preferred Stock and notes payable. The Company is currently attempting to raise additional capital through an offering of such Preferred Stock. The exact terms of this offering have not been finalized. The Company hopes to satisfy its longer-term capital needs with additional proceeds of offerings of the Company's equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be of offerings of its equity securities and notes payable available upon commercially reasonable terms, if at all.

                        ABC DISPENSING TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

4.       INVENTORIES

         At April 30, 2001 and April 30, 2000 inventories consisted of the following:


                                                          2001                      2000
                                                    -----------------         ---------------
Raw Materials                                               $608,000                $742,000
Work-in-process                                              142,000                 225,000
Finished goods                                               264,000                 314,000
                                                    -----------------         ---------------
                                                         $ 1,014,000             $ 1,281,000
                                                    =================         ===============


The above amounts are net of an obsolescence reserve of $622,000 and $479,000 at April 30, 2001 and April 30, 2000, respectively.

5.       FINANCING ARRANGEMENTS

         At April 30, 2001 and April 30, 2000 long-term debt consisted of the following:


                                                                        2001                     2000
                                                                  ----------------         ---------------
Note payable to bank                                                     $ 213,000               $ 231,000
Note payable - Private party                                             2,997,000               1,902,000
(Less  unamortized discount of $114,000 and $148,000
FY 2001 and FY 2000, respectively.)
Other                                                                        1,000                   5,000
                                                                  ----------------         ---------------
                                                                         3,211,000               2,138,000
Less amounts due within one year                                           (19,000)                (19,000)
                                                                  ----------------         ---------------
Total long-term debt                                                    $3,192,000              $2,119,000
                                                                  ================         ===============


         The note payable to bank, which is secured by the Company's headquarters facility, has an adjustable interest rate (9.03% at April 30, 2001) which may not increase or decrease by more than 2% once every three years. The maximum increase or decrease is 6% over the life of the loan. Principal and interest payments of $4,013 are payable monthly with the remaining balance due October 1, 2005. At April 30, 2001, the collateralizing facility and improvements thereto have a net book value of $461,000.

         On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004. These notes are collatoralized with the intellectual property of the Company. In return for converting the short term note to long term, the Company issued 5 year warrants to purchase 2,500,000 Shares of common stock at then current market price of $.10 per share. The warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions: A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%. A discount on the notes payable has been recorded for that amount which will be amortized on a straight-line basis over the term of the notes.

Maturities of long-term debt for the five years subsequent to April 30, 2001 are as follows: 2002--$19,000; 2003--$19,000, 2004--$3,018,000 and
2005--$23,000 and 2006--$132,000.

                        ABC DISPENSING TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

5.       FINANCING ARRANGEMENTS (CONT.)

SHORT TERM NOTES PAYABLE

In August, 1997 the Company began issuing notes payable through a private placement in multiples of $12,500, or fractions thereof. The notes accrue interest at the rate of 10%, with principal and interest paid at maturity. The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998. The Company further extended the maturity date through negotiations with the note-holders until December 31, 1999, and again until December 31, 2000. Attached to the notes are redeemable common stock purchase warrants to purchase 5,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years commencing on the date of issuance. The warrants have been valued at $63,000 using the Black-Scholes option pricing model using the following weighted-average assumptions: a risk free interest rate of 6.37% and expected volatility of 82%, a total of 124,000 warrants were issued. In consideration for extending the initial maturity date, per the terms of the notes, the Company issued to each note-holder an additional 5,000 warrants to purchase common stock of the Company at a price of $1.25. The warrants have been valued at $50,000 using the Black-Scholes option pricing model, using the following weighted-average assumptions: a risk free interest rate of 6.50% and expected volatility of 287%. A total of 134,000 warrants were issued to satisfy this extension. In August, 1999 the Company renegotiated $1,660,000 of these notes to a five (5) year, 10% APR Promissory Note as described above.

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

         The components of the Company's deferred income taxes at April 30, 2001 and April 30, 2000 are as follows:


                                                             2001                  2000
                                                         ------------           -----------
Net operating loss carry-forwards                         $ 9,505,000           $ 9,125,000
Inventories                                                   307,000               239,000
Other                                                         349,000                80,000
                                                         ------------           -----------
Total deferred tax asset                                   10,161,000             9,444,000
Valuation allowance for deferred taxes                    (10,161,000)           (9,444,000)
                                                         ------------           -----------
  Net deferred taxes                                     $          0           $         0
                                                         ============           ===========


At April 30, 2001, the Company had Federal net operating loss carry-forwards for tax reporting purposes of approximately $24,000,000. The net operating loss carry-forwards expire in varying amounts through the fiscal year ended April 30, 2020. It is uncertain if benefits relating to these deferred tax assets are realizable and accordingly, a valuation allowance equal to the amount of such deferred tax assets has been recorded. The change in the valuation allowance for fiscal years 2001, 2000 and 1999 was $717,000, $182,000 and $1,161,000, respectively.

                        ABC DISPENSING TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

7.       STOCK OPTIONS AND WARRANTS

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

         A summary of the Company's stock option plans and employee stock warrants, and related information for the years ended April 30, 2001, April 30, 2000, and April 24, 1999, is as follows:


                                                    2001                         2000                            1999
                                          ---------------------------    ------------------------     -----------------------
                                                          Weighted                    Weighted                      Weighted
                                                           Average                     Average                       Average
                                            Shares     Exercise Price     Shares   Exercise Price     Shares   Exercise Price
                                          ---------    --------------    --------  --------------     ------   --------------
Outstanding - beginning of year           2,930,485    $       0.64     2,074,085    $       0.94    1,898,219     $     1.39
                                          ---------                     --------

     Granted                              1,790,000    $       0.08     1,162,900    $       0.21      700,000     $     0.23
     Exercised                                    0    $                             $                             $
     Canceled                              (472,098)   $      1.08       (306,500)   $       1.08     (524,134)    $     1.62
                                          ---------                     ---------                    ---------

Outstanding - end of year                 4,248,387    $       0.35     2,930,485    $       0.64     2,074,085    $     0.94
                                          =========                     =========                     =========

Exercisable at end of year                3,687,720    $       0.38     2,034,085    $       0.81     1,230,085    $     1.25
                                          =========                     =========                     =========

Available for grant                       1,933,009                     1,736,796                     1,623,796
                                          =========                     =========                     =========

Weighted average fair value of options
     granted during the year                $  0.08                       $  0.17                        $ 0.22


         The following table summarizes information about stock options and employee stock warrants outstanding and exercisable by price range as of April 30, 2001:


                                                         Outstanding                                   Exercisable
                                         --------------------------------------------      ---------------------------------
                                                         Weighted
                                                          Average
                                                         Remaining         Weighted                             Weighted
                                                        Contractual        Average                               Average
Range of Exercise Prices                    Shares         Life         Exercise Price         Shares         Exercise Price
------------------------                  ---------     -----------     --------------      ----------        --------------
   $ 0.08 - $ 0.14                         1,760,000         9.61            $  0.08          1,700,000           $ 0.08

   $ 0.20 - $ 0.28                         1,576,000         7.77             $ 0.21          1,075,333           $ 0.21

   $ 0.41 - $ 0.84                           100,000         7.25            $  0.50            100,000           $ 0.50

   $ 1.00 - $ 1.38                           812,387         1.17             $ 1.24            812,387           $ 1.24
                                           ---------                                          ---------
                                           4,248,387                                          3,687,720
                                           =========                                          =========


                        ABC DISPENSING TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

7.       STOCK OPTIONS AND WARRANTS (CONT.)

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

         The Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years ending April 30, 2001, April 30, 2000 and April 24, 1999, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:


                                  2001             2000             1999
                                --------        ---------         --------
Risk-free interest rate            5.28%           6.28%            6.50%

Dividend yield                       0 %             0 %              0 %

Volatility                          117%             96%             287%

Average life                  9.75 years        7.15 Years         5 Years


         Using the Black-Scholes methodology, the total value of options granted during fiscal 2001, 2000 and 1999 was $141,000, $199,000, and
$126,000 respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:


                                           April 30, 2001       April 30,2000        April 24, 1999
                                           --------------       -------------        --------------
     Net Loss              As reported       $ (1,796,000)      $ (1,080,000)        $ (2,204,000)

                           Pro forma         $ (1,998,000)      $ (1,372,000)        $ (2,330,000)

     Basic and Diluted
     Earnings per share    As reported            $ (0.10)           $ (0.08)             $ (0.15)

                           Pro forma              $ (0.11)           $ (0.10)             $ (0.16)


                        ABC DISPENSING TECHNOLOGIES, INC.
                NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

7.  STOCK OPTIONS AND WARRANTS (CONT.)

WARRANTS

On October 9, 1998, the Company granted 20,000 warrants to each Member of the Board of Directors at $.2969 per share. These include: Norbert Lewandowski, Herbert Luxenburg, C. Rand Michaels, William L. Shanklin, and Frank E. Vaughn.

On January 14, 1999, the Company granted 25,000 warrants exercisable at $.35 per share to a former employee in connection with a termination agreement.

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

On June 30, 2000 the company granted 100,000 warrants exercisable at $0.11 per share for compensation of consulting services.

On December 31, 2000 the company granted 100,000 warrants exercisable at $0.11 per share for compensation of consulting services.

Stock warrants granted to consultants and other non-employees are accounted for using the fair value approach of SFAS 123. The following is a summary of stock warrants issued for services and debt:


                                      FY 2001                            FY 2000                           FY 1999
----------------------------------------------------------------------------------------------------------------------------------
                             SHARES       WEIGHTED AVERAGE       SHARES      WEIGHTED AVERAGE      SHARES        WEIGHTED AVERAGE
                                           EXERCISE PRICE                     EXERCISE PRICE                      EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING -               4,781,500         $1.09            2,081,500          $2.37           1,818,500          $2.58
BEGINNING OF YEAR
----------------------------------------------------------------------------------------------------------------------------------
GRANTED                       200,000         $0.11            2,700,000          $0.11             283,000          $1.06
----------------------------------------------------------------------------------------------------------------------------------
EXERCISED/                (2,036,500)         $2.39                                                  20,000          $2.00
CANCELLED
----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING -               2,945,000         $0.13            4,781,500          $1.09           2,081,500          $2.37
END OF YEAR
----------------------------------------------------------------------------------------------------------------------------------
EXERCISABLE -               2,945,000         $0.13            4,781,500          $1.09           2,081,500          $2.37
END OF YEAR
----------------------------------------------------------------------------------------------------------------------------------


                        ABC DISPENSING TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

8.       NET LOSS PER SHARE

The following table sets forth the computation of net loss per share - basic and diluted:


                                                                                                Years Ended
                                                                    --------------------------------------------------------------
                                                                          April 30,               April 30,             April 24,
                                                                            2001                    2000                  1999
                                                                    -----------------        -----------------      --------------
Numerator:
  Net Loss                                                             $ (1,796,000)           $ (1,080,000)         $( 2,204,000)
  Preferred Stock Dividends                                               ( 505,000)              ( 503,000)             (441,000)
                                                                    ---------------           -------------          ------------
  Numerator for net loss per share - loss attributable
    to common shareholders                                             $ (2,301,000)           $ (1,583,000)         $( 2,645,000)




Denominator:
Denominator for basic and diluted earnings
    per share - weighted-average shares                                  22,700,396              19,084,100            17,774,000
                                                                    ---------------           -------------          ------------

Net loss per share -- basic and diluted                                $      (0.10)           $      (0.08)         $     ( 0.15)
                                                                    ===============          ==============         ============


         In the above computation of net loss per share, preferred stock dividends include dividends accumulated during the fiscal year on cumulative preferred stock. The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented. These potentially dilutive securities consisted of options and warrants to purchase 7,193,387, 7,711,985, and 4,155,585 shares of Common Stock as of April 30, 2001, April 30, 2000, and April 24, 1999, respectively.

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

         As of April 30, 2001, through private placements, the Company issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating net proceeds of $4,938,000 to the Company.

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

         The Series B Preferred Stock is convertible at the option of the holder into Common Stock of the Company at a price of $.75 per share and is identical to Series A Preferred Stock in all other aspects. The Company has authorized 160 shares and sold 24 shares as of April 30, 2001, generating gross proceeds of $300,000.

         The Series C Preferred Stock is a $10,000 denomination, 9% convertible cumulative redeemable issue with a conversion price of $.25 per share. There are no warrants attached to this issuance. The Company has authorized 200 shares and sold 37 shares through April 30, 2001, generating gross proceeds of $370,000.

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

         On April 18, 2000, the Company paid its August 1, 1999, and February 1, 2000, Preferred Stock dividend requirements by issuing common stock. The total number of shares issued for August 1, 1999, was 924,408 and were valued at $0.2714 per share. The total number of shares issued for February 1,2000, was 1,795,880 and were valued at $0.1404 per share.

         On October 3, 2000, the Company paid its August 1, 2000, Preferred Stock dividend requirement by issuing Common Stock. The total number of shares issued were 1,381,640 and were valued at $0.1826 per share. The Company plans to issue common stock to satisfy the February 1, 2001, Preferred Stock dividend during the first quarter of FY 2002. The total number of shares to be issued is 5,471,822 and will be valued at $0.0461 per share.

10.      OPERATING LEASES

         Aggregate rental expense for fiscal years 2001, 2000, and 1999 was $20,000, $31,000, and $45,000, respectively. The Company has no long term operating leases

11.      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at April 30, 2001 and April 30,2000:


                                                 2001                 2000
                                             -----------         ------------
Land                                            $ 57,000             $ 57,000
Building and building improvements               572,000              572,000
Machinery and equipment                        1,120,000            1,123,000
                                           -------------         ------------
                                               1,749,000            1,752,000
Less accumulated depreciation                 (1,200,000)          (1,090,000)
                                           -------------         ------------
                                            $    549,000          $   662,000
                                           =============         ============


12.      RETIREMENT BENEFITS

         The Company sponsors a 401(k) plan which covers substantially all full-time employees. Eligible employees may contribute up to 14% of their compensation to this plan. The Company has agreed to match participants' contributions at the rate of 25 cents on the dollar up to a maximum of 4% of the participants' compensation. The cost of the Company's matching contribution was approximately $10,000 in 2001, $12,000 in 2000, and $15,000 in 1999. The Company
has the discretion to make a profit-sharing contribution, but no such contribution has been made by the Company.

                        ABC DISPENSING TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

13.      LITIGATION SETTLEMENT/CONTINGENCIES

         The Company, from time to time, is subject to routine litigation incidental to its business. The Company believes that any liability that may finally be determined, would not have a material adverse effect on the operations and financial conditions of the Company.

14.      SUBSEQUENT EVENTS (UNAUDITED)

         Subsequent to fiscal year end, April 30, 2001, and through July 5, 2001, the Company has received $250,000 from the issuance of promissory notes that bear interest at 10% per annum. These funds will be used for necessary operating expenses.

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)



                                    1ST QUARTER        2ND QUARTER         3RD QUARTER            4TH QUARTER        TOTAL YEAR
           04/30/01                 -----------        -----------         -----------            -----------        ----------
           --------

REVENUES                                387,000            418,000             334,000                532,000         1,671,000
GROSS PROFIT                             84,000             89,000              49,000                  9,000           231,000
NET LOSS                               (392,000)          (359,000)           (398,000)              (647,000)       (1,796,000)

NET LOSS PER SHARE -                  $   (0.02)        $    (0.03)         $    (0.02)            $    (0.03)      $     (0.10)
   BASIC AND DILUTED


           04/30/00
           --------
REVENUES                                356,000            565,000             518,000                745,000         2,184,000
GROSS PROFIT                            111,000            199,000             189,000                388,000           887,000
NET LOSS                               (411,000)          (218,000)           (233,000)              (218,000)       (1,080,000)

NET LOSS PER SHARE -                  $   (0.03)        $    (0.02)         $    (0.01)            $    (0.02)      $     (0.08)
   BASIC AND DILUTED



*-Fourth quarter 2001 net loss includes $150,000 charge for inventory obsolescence.

                ABC DISPENSING TECHNOLOGIES, INC. (CONSOLIDATED)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                                     Column B              Column C          Column D              Column E
----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                           Balance at            Charged to                                 Balance
                                            Beginning             Costs and                                  at End
Description                                 of Period              Expenses        Deductions             of Period
----------------------------------------------------------------------------------------------------------------------
YEAR ENDED APRIL 30, 2001

Allowance for doubtful accounts            $  33,000             $ 126,000            $     -(a)         $ 159,000
                                           =========             =========            =======            =========
Allowance for inventory obsolescence       $ 479,000             $ 150,000            $ 7,000(b)         $ 622,000
                                           =========             =========            =======            =========

YEAR ENDED APRIL 30,2000

Allowance for doubtful accounts            $  60,000             $ (11,000)           $16,000(a)         $  33,000
                                           =========             =========            =======            =========

Allowance for inventory obsolescence       $ 474,000             $   5,000            $     -(b)         $ 479,000
                                           =========             =========            =======            =========


YEAR ENDED APRIL 24,1999

Allowance for doubtful accounts            $  84,000             $ (22,000)           $ 2,000(a)         $  60,000
                                           =========             =========            =======            =========

Allowance for inventory obsolescence       $ 909,000             $   5,000            $440,000(b)        $ 474,000
                                           =========             =========            ========           =========


(a)  Uncollectible accounts written off, net of recoveries.

(b)  Inventory written off and/or disposed of.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

 3.1     Certificate of Incorporation of the Registrant.*

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

21.1     Subsidiaries of the Registrant.*

         *Incorporated by reference to a similarly numbered exhibit to the registrants registration on for S-1 filed with the Commissar on April 8, 1998.

(c)      Current reports on Form 8-K during the quarter ended April 30, 2001.

         During the fourth quarter ended April 30, 2001, the Company filed no reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC DISPENSING TECHNOLOGIES, INC.


By:  /s/
     ---------------------------------------
     Charles M. Stimac, Jr.
     President
     Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                                        Title                           Date
     ----                                        -----                           ----

     /s/                                         President & Director            July 24, 2001
     ---------------------------------------
     Charles M. Stimac, Jr.


     /s/                                         Director                        July 24, 2001
     ---------------------------------------
     Herbert L. Luxenburg


     /s/                                         Director                        July 24, 2001
     ---------------------------------------
     Norbert J. Lewandowski


     /s/                                         Director                        July 24, 2001
     ---------------------------------------
     William L. Shanklin

