Form 10-Q
period 2001-07-31
ABC DISPENSING TECHNOLOGIES INC
filed 2001-09-14
CIK 748103

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JULY 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-14922

ABC DISPENSING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2001203
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

451 Kennedy Road Akron, Ohio	44305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 733-2841

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01
(Title of class)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes    ☐ No

             The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date is:

                           Common Stock outstanding at September 5, 2001 was 23,269,976 shares.

Index

ABC Dispensing Technologies, Inc. and Subsidiaries

Part I	Financial Information

Item 1.	Condensed Financial Statements (Unaudited)

Consolidated balance sheets – July 31, 2001 and April 30, 2001

Consolidated statements of operations - Three months ended July 31, 2001 and July 31, 2000

Consolidated statements of cash flows –Three months ended July 31, 2001 and July 31, 2000

Consolidated statement of stockholders’ equity - Three months ended July 31, 2001

Notes to consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II	Other Information

Item 1.	(Not Applicable)

Item 2.	(Not Applicable)

Item 3.	(Not Applicable)

Item 4.	(Not Applicable)

Item 5.	(Not Applicable)

Item 6.	(A) Exhibits and Reports

Signature

ABC DISPENSING TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
ASSETS	July 31, 2001	April 30, 2001

Current Assets
Cash and cash equivalents	$48,000	$204,000
Accounts receivable, less allowance for doubtful accounts of $152,000 as of July 31 and $159,000 as of April 30	200,000	138,000
Inventories (Note 2)	998,000	1,014,000
Prepaid Expenses	63,000	68,000

Total current assets	1,309,000	1,424,000

Property, plant, and equipment	532,000	549,000

Other assets
Intangible assets, less accumulated amortization of $501,000 for both July 30 and April 30	11,000	11,000
Other	44,000	47,000

	55,000	58,000

Total Assets	$1,896,000	$2,031,000

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Current portion of long-term debt	$19,000	$19,000
Short-term notes payable	175,000	175,000
Accounts payable	473,000	302,000
Accrued liabilities:
Accrued interest	605,000	511,000
Employee compensation and benefits	118,000	82,000
Warranty reserve	4,000	5,000
Other	93,000	206,000
Deferred income	318,000	329,000

Total current liabilities	1,805,000	1,629,000

Long-term debt (Note 3):	3,297,000	3,192,000
Stockholders' equity/(deficit) (Note 5):
Preferred Stock - Series A, 9% cumulative; authorized 840 shares; 399 shares issued and outstanding
Series B, 9% cumulative authorized 160 shares; 24 shares issued and outstanding
Series C, 9% cumulative authorized 200 shares; 37 shares issued and outstanding;
Total Preferred Stock	5,608,000	5,608,000
Common Stock, $.01 par value; authorized 50,000,000 shares; 23,269,976 shares issued and outstanding at July 31 and April 30	233,000	233,000
Additional paid-in capital	20,911,000	20,911,000
Accumulated deficit	(29,956,000)	(29,540,000)

	(3,204,000)	(2,788,000)
Less Treasury Stock at cost:	(2,000)	(2,000)

Total Stockholders’ Equity/(Deficit)	(3,206,000)	(2,790,000)

Total Liabilities and Stockholders' Equity/(Deficit)	$1,896,000	$2,031,000

See accompanying notes.

ABC DISPENSING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three months ended July 31, 2001 and July 31, 2000
(Unaudited)

	Three Months Ended
	July 31, 2001	July 31, 2000

Revenues:
Equipment sales	$71,000	$58,000
Service revenues	320,000	329,000

Total revenues	391,000	387,000

Cost and expenses:
Cost of equipment sold	42,000	44,000
Service expenses	308,000	259,000
General and administrative	259,000	336,000
Selling and marketing	83,000	70,000
Research and development	14,000	37,000

Total cost and expenses:	706,000	746,000

Loss from operations:	(315,000)	(359,000)

Other income (expense):
Interest expense	(102,000)	(68,000)
Other	1,000	35,000

	(101,000)	(33,000)

Net loss:	$(416,000)	$(392,000)

Net loss per share:
Basic and diluted (Note 4)	$(0.02)	$(0.02)

See accompanying notes

ABC DISPENSING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31, 2001	July 31, 2000

Cash flows from operating activities:
Net cash used in operating activities:	$(247,000)	$(231,000)

Cash flows from investing activities:
Additions to property, plant, and equipment	(4,000)	-

Net cash used in investing activities	(4,000)

Cash flows from financing activities:
Proceeds from private placement of notes payable	100,000	100,000
Other	(5,000)	-

Net cash provided by financing activities	95,000	100,000

Net decrease in cash and cash equivalents	(156,000)	(131,000)
Cash and cash equivalents at beginning of year	204,000	163,000

Cash and cash equivalents at end of period	$48,000	$32,000

See accompanying notes.

ABC DISPENSING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Three months ended July 31, 2001 unaudited)

	Number of Shares of Common Stock	Stock $.01 Par Value	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock

Balance at April 30, 2001	23,269,976	$233,000	$5,608,000	$20,911,000	$(29,540,000)	$(2,000)

Net loss					(416,000)

Balance at July 31, 2001	23,269,976	$233,000	$5,608,000	$20,911,000	$(29,956,000)	$(2,000)

See accompanying notes.

ABC DISPENSING TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of July 31, 2001 and for the three months ended July 31, 2000 is unaudited)

             The accompanying, unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements.  Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three months ended July 31, 2001, are not necessarily indicative of the results that may be expected for the year ending April 30, 2002.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 31, 2001.

             When used in this report, the words “estimate”, “project”, “intend”, “expect”, “believe” and similar expressions are used to identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially. Such risks include, without limitation, substantial competition, future capital needs, uncertainty of additional financing, potential future dilution, dependence on key-personnel and uncertainty as to full scale commercialization of the company’s products.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  There can be no assurances that the company’s forward-looking statements will prove to be true.  The company undertakes no obligation to publicly release updates or revisions to these statements.

1.          Going concern uncertainty

             The company has reported a net loss for each year of operation since its inception except for 1989, and as of July 31, 2001, has an accumulated deficit of $29,956,000.  The Company had negative cash flow from operating activities of $995,000, $1,375,000 and $1,453,000, for the years ended April 30, 2001, April 20, 2000, and April 24, 1999, respectively.  For three months ended July 31, 2001, the Company had negative cash flow from operating activities of $247,000.  Management expects that the Company will continue to incur losses and use cash in operations in the near future.

             Management recognizes the Company must generate additional funds to ensure continuation of operations. The Company has been able to raise $6,573,000 in capital from private investors over the past four years through private placements of both preferred and common stock.  The Company raised $1,500,000 during the fiscal year ended April 30, 2001 using interest bearing Notes Payable.  The Company is continuing in it efforts to raise capital.  The Company hopes to satisfy its short-term (i.e., the next 12-month period) capital requirements with the use of proceeds from the private placement of its 9% Convertible Cumulative Preferred Stock and notes payable. The Company is currently attempting to raise additional capital through an offering of its Convertible Preferred Stock.  The exact terms of this offering have not been finalized.  The company hopes to satisfy its longer-term capital needs with additional proceeds of offerings of the Company’s equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.  Further, there can be no assurance, assuming the Company does successfully raise additional capital, that the Company will achieve profitable operations or positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  No adjustments to the amounts or classification of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the consolidated financial statements.

2.          Inventories

             At July 31, 2001 and April 30, 2001, inventories consisted of the following:

	July 31, 2001	April 30, 2001

Raw Materials	598,000	$608,000
Work-in-process	140,000	142,000
Finished goods	260,000	264,000

Total	$998,000	$1,014,000

The above amounts are net of obsolescence reserves of $622,000 at both July 31, 2001 and April 30, 2001.

3.             Financing arrangements

             At July 31, 2001 and April 30, 2001, long-term debt consisted of the following:

	July 31, 2001	April 30, 2001

Note payable to bank	$208,000	$213,000
Note payable – Private party	3,104,000	2,997,000
(Less unamortized discount of $107,000 and $114,000 for July 31,2001 and April 30, 2001, respectively)
Other	4,000	1,000

	3,316,000	3,211,000
Less amounts due within one year	(19,000)	(19,000)

Total Long-term debt	$3,297,000	$3,192,000

             The note payable to bank, which is secured by the Company’s headquarters facility, has an adjustable interest rate (9.03% at July 31, 2001) which may not increase or decrease by more than 3% once every three years.  On August 2, 2001, the Company renegotiated $500,000 of Notes Payable in order to obtain $150,000 of additional capital.  The total was secured by a second mortgage on the Company’s headquarters facility.

                On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004.  These notes are collatoralized with the intellectual property of the Company.  In return for converting the short term note to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at the then current market price of $.10 per share.  The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions:  A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%.  A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes.  During the three months ended July 31, 2001, the Company raised an additional $100,000 of capital using this long term Promissory Note.

4.          Net loss per share

             The following table sets forth the computation of net loss per share – basic and diluted:

	Three Months Ended
	July 31, 2001	July 31, 2000

Numerator:
Net loss	$(416,000)	$(392,000)
Preferred Stock Dividends	-	-

Numerator for net loss per share – loss attributable to common shareholders	$(416,000)	$(392,000)

Denominator:
Denominator for basic and diluted
Earnings/share-weighted - average shares	23,269,976	21,888,336

Net loss per share - basic diluted	$(0.02)	$(0.02)

             The effect of potentially dilutive securities have not been included in the above computations since such securities would have been anti-dilutive for the periods presented.  These potentially dilutive securities consisted of options and warrants to purchase 7,223,387 and 7,771,985 shares of Common Stock as of July 31, 2001 and July 31, 2000, respectively.

5.          Preferred stock

             In September 1996 the shareholders of the Company approved an amendment to the Company’s Certificate of Incorporation to authorize up to 5,000,000 shares of Preferred stock.  To date, the Company has authorized 840 shares as Series A Preferred Stock, 160 shares of Series B Preferred Stock and 200 shares of Series C Preferred Stock.

             The Company offered shares of 9% convertible cumulative redeemable Preferred Stock, Series A (“Series A Preferred Stock”) in exchange for the surrender of the Company’s outstanding  $25,000, 9% Convertible Subordinated Redeemable Notes due August 1, 1999 (“Notes”).

             Through private placements, the Company has issued 399 shares of Series A Preferred Stock in exchange for notes or $12,500 cash per share, generating gross proceeds of $4,988,000 to the Company.

             The Series A Preferred Stock is convertible at the option of the holder, in whole or in part, at any time after March 1, 1997 (the “Initial Conversion Date”) into Common Stock of the Company at a price per share of Common Stock equal to (i) $1.00 per share, or (ii) such adjusted price as may form time to time be adjusted (the “Conversion Price”).  If converted into Common Stock, each Preferred Share will entitle the holder to receive warrants to purchase a number of shares of Common Stock at a price of $1.25 per share, equal to the number of shares of Common Stock into which the Preferred Shares were converted.  The warrants will be valid for a period of five years commencing from the date of issuance.

             The Series B Preferred Stock is convertible at the option of the holder into Common Stock of the Company at a price of $.75 per share and is identical to Series A Preferred Stock in all other aspects.  The Company has authorized 160 shares and sold 24 shares, generating gross proceeds of $300,000.

             The Series C Preferred Stock is a $10,000 denomination, 9% convertible cumulative redeemable issue with a conversion price of $.25 per share.  There are no warrants attached to this issuance.  The Company has authorized 200 shares and sold 37 shares, generating gross proceeds of $370,000.

             Series A, B, and C Preferred Shares pay dividends semi-annually each February 1, and August 1, commencing on February 1, 1997.  The Company may elect to pay dividends in the form of Common Stock of the Company issued at 90% of the then current market price of the Common Stock.  For the purposes of this calculation the “current market price” shall mean the average of the daily closing prices for each of the thirty consecutive business days prior to such dividend date.

             The Company plans to issue common stock to satisfy the February 1, 2001, Preferred Stock dividend during the second quarter of fiscal 2002.  The total number of shares to be issued is 5,471,822 and will be valued at $0.0461 per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended July 31, 2001 compared to the three months ended July 31, 2000

             The net loss for the three months ending July 31, 2001 was $416,000, an increase of $24,000, or 6.1% over the net loss of $392,000 for the three months ending July 31, 2000.

Revenues	Three Months Ended

	July 31,	July 31,
	2001	2000

Equipment sales	$71,000	$58,000
Service revenues	320,000	329,000

Total	$391,000	$387,000

             Equipment sales for the three months ending July 31, 2001, increased $13,000, or 22.4%, over the same period of the prior year.  A sale of beverage equipment was responsible for this increase.

             Service revenues for the three months ending July 31, 2001, decreased $9,000, or 2.7% from the same period of the prior year.  The decrease is due to a reduction in parts sales of $25,000 and an increase in service contracts and travel of $16,000.

Gross margins	Three Months Ended

	July 31,	July 31,
	2001	2000

Equipment	45.1%	20.8%

Service	9.4%	25.4%

Total	15.9%	24.7%

             For the three months ending July 31, 2001, gross margin as a percentage of sales on equipment increased 24 points over the same period of the prior year.  The increase resulted from higher sales of beverage equipment.

             For the three months ending July 31, 2001, gross margin as a percentage of service revenues decreased 16 points over the same period of the prior year. The decrease is attributable to a change in distribution of service employees from administrative costs to service.

General and administrative

             For the three months ending July 31, 2001, general and administrative expenses decreased $77,000, or 22.9%, to $259,000, as compared to the same period of the prior year.  This was due to a reallocation of existing resources.

Selling and marketing expenses

             For the three months ending July 31, 2001, selling and marketing expense increased $13,000, or 18.6%, to $83,000, up from $70,000 for the same period of the prior year.  The increase is due primarily to increased travel and expenses associated with developing new equipment customers.

Research and development

             For the first three months ending July 31, 2001, research and development expenses decreased $23,000, or 62.1%, to $14,000.  The decrease is due to a reduction in personnel required for research activities.

Interest expense

             For the first three months ending July 31, 2001, interest expense increased $34,000, or 50.0%, to $102,000.  This is a result of higher notes payable balances.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's cash balance decreased to $48,000 as of July 31, 2001 from $204,000 at April 30, 2001.  Operations for the three months ended July 31, 2001, required cash of $247,000, an increase of $16,000, or 6.9%, when compared to the three months ended July 31, 2000.  The $247,000 use of cash was caused by a net loss of $416,000, primarily offset by an increase in accounts payable of $171,000.

             Consistent with prior years, the Company's primary source of liquidity has been private placements of equity instruments and the private issuance of short and long-term Notes Payable.  During the fiscal year ended April 30, 2001, the Company generated $1,060,000 from the private issuance of Notes payable.  During the quarter ended July 31, 2001, the Company generated $100,000 from the private issuance of Notes Payable.

             In August, 1997, to raise additional capital, the Company began issuing short-term promissory notes through a private placement.  The notes are sold in multiples of $12,500, or fractions thereof, and accrue interest at the rate of 10%, with principal and interest due at maturity.  The initial maturity date was June 30, 1998, however, the Company had the option, which it exercised, to extend the maturity date to December 31, 1998.  The Company extended the maturity date through negotiations with Holders of the Notes and their representatives until December 31, 1999.  On August 1, 1999, the Company renegotiated most of the 10% APR, short term notes to a 5 year, 10% APR Promissory Note that comes due on August 1, 2004.  These notes are collatoralized with the intellectual property of the Company.  In return for converting the short-term note to long term, the Company issued 5 year Warrants to Purchase 2,500,000 Shares of Common Stock at the then current market price of $.10 per share.  The Warrants have been valued at $175,000 using the Black-Scholes Option Pricing Model, using the following weighted average assumptions:  A Risk-Free interest rate of 6.355% and an expected volatility of 88.55%.  A discount on the notes payable has been recorded for that amount which will be amortized on a straight line basis over the term of the notes.  During the quarter ended July 31, 2001, the Company raised an additional $100,000 of capital using this long term Promissory Note.  As of July 31, 2001, the Company has issued notes in the aggregate of $3,385,000.  The Company anticipates using proceeds of equity offerings, additional extensions or other re-financing options to satisfy the notes.

             The Company intends to satisfy its short-term (i.e., the next 12-month period) capital requirements using the proceeds of offerings of its equity securities and the issuance of additional notes.  The Company is currently attempting to raise at least $2,000,000 through an offering of its convertible preferred stock.  The exact terms of this offering have not been finalized. Longer-term capital needs are anticipated to be satisfied by additional proceeds of offerings of the Company’s equity and/or debt securities, improvements in operational cash flow, warrant exercise proceeds, and traditional credit facilities. There can be no assurance that at any time a sufficient market for the Company's equity offerings or debt financings will be available upon commercially reasonable terms, if at all.

             The Company's long-term capital plan is critically dependent upon the commercial success of its Products and, to the extent success is not timely achieved, its ability to implement significant cost reduction programs.  Toward this end, Management has taken steps to increase revenue through sales and marketing efforts that include the redeployment of research and development resources of the Company to work closely with the Company’s existing and prospective customers in the paint and beverage industry.  If it becomes necessary to implement significant cost reduction programs, it is likely that such programs will involve a significant curtailment of marketing and research and development activities as well as payroll reductions which would likely have an adverse affect on future operating results.  There can be no assurance that the Company will be successful in generating operating profit and sufficient operational cash flow through the commercial success of its products or any such cost reduction programs.  If the Company is not successful in this regard, Management will have to consider alternative uses of its assets including the possible licensing or outright sale of one or more of its proprietary technologies.

             The current liquidity position of the Company and the inability of operations to generate positive cash flow raises doubt about the Company's ability to continue as a going concern (see Note 1 to the Financial Statements).

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The financial statements listed on the index set forth in Item 1 of this Quarterly report on Form 10-Q are filed as part of this Quarterly Report.

(b)	The following exhibits are incorporated by reference herein or annexed to this quarterly report:

3.1	Certificate of Incorporation of the Registrant.

3.2	Bylaws of the Registrant.*

10.1	Employment agreement dated March 1, 1997 by and between the Registrant and Charles M. Stimac, Jr.*

10.2	Form of Director Option Agreement dated October 30, 1998.

10.3	Amended 1995 Stock Option Plan.*

10.4	Amendment #1 to Employment agreement between the Registrant and Charles M. Stimac, Jr.

11.1	Statement regarding computation of per share earnings (see Financial Statements at Item 1 of this Quarterly Report on Form 10-Q).

*	Incorporated by reference to a similarly numbered exhibit to the registrant’s registration on form S-1 filed with the Commission on April 8, 1998.

(c)	Current reports on Form 8-K during the quarter ended July 31, 2001.

During the first quarter of Fiscal 2002, the Company filed no reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABC Dispensing Technologies, Inc.

Date:	September 12, 2001	/s/ Charles M. Stimac, Jr.
Charles M. Stimac, Jr.
President/CEO